Form 10-Q
period 1993-12-31
ALCO HEALTH SERVICES CORP
filed 1994-02-08
CIK 731269

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1993


 Commission     Registrant, State of Incorporation  IRS Employer
 File Number       Address and Telephone Number     Identification No.
- --------------  ----------------------------------  ------------------

0-13813         Alco Health Services Corporation         23-2353106
                (a Delaware Corporation)
                P.O. Box 959, Valley Forge,
                Pennsylvania  19482
                (215) 296-4480




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X    NO
                                                  ---      ---

The number of shares of common stock of Alco Health Services Corporation outstanding as of December 31, 1993 was 1,000.

                                    INDEX

                      ALCO HEALTH SERVICES CORPORATION



PART I.  FINANCIAL INFORMATION
- ------------------------------

     Item 1.   Financial Statements (Unaudited)

               Consolidated balance sheets -- December 31, 1993 and September 30, 1993

               Consolidated statements of operations -- Three months ended December 31, 1993 and December 31, 1992

               Consolidated statements of cash flows -- Three months ended December 31, 1993 and December 31, 1992



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- ---------------------------


     Item 6.   Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.   Alco Health Services Corporation Financial Statements (Unaudited)
          -----------------------------------------------------


               ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               -------------------------------------------------
                             (dollars in thousands)


                                        December 31       September 30
ASSETS                                      1993              1993
- ------                                  -----------       ------------

Current Assets
    Cash                                $  18,484           $  27,098
    Accounts receivable less
      allowance for doubtful
      accounts: 12/93 - $8,577
                 9/93 - $7,681            285,118             251,999
    Merchandise inventories               397,475             346,371
    Prepaid expenses                        1,548               1,977
                                        ---------           ---------
          Total current assets            702,625             627,445



Property and Equipment, at cost            64,199              57,282
    Less accumulated depreciation          23,928              21,176
                                        ---------           ---------
                                           40,271              36,106


Other Assets
  Excess of cost over net assets
      acquired, less accumulated
      amortization:  12/93 - $26,389
                      9/93 - $25,053      182,474             183,810
  Deferred financing costs and other,
      less accumulated amortization:
      12/93 - $4,487;  9/93 - $3,703       13,167              15,453
                                        ---------           ---------
                                          195,641             199,263
                                        ---------           ---------
                                        $ 938,537           $ 862,814
                                        =========           =========







See notes to consolidated financial statements.

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              -------------------------------------------------
                           (dollars in thousands)




                                         December 31     September 30
 LIABILITIES AND STOCKHOLDER'S EQUITY        1993            1993
- ---------------------------------------  ------------    -------------

Current Liabilities
  Current portion of other debt          $     131        $     122
  Accounts payable                         407,817          379,826
  Accrued expenses                          25,567           24,507
  Accrued income taxes                      12,383            7,899
  Deferred income taxes                     31,650
                                         ---------        ---------
      Total current liabilities            477,548          412,354


Long-Term Debt
  Revolving credit facility                291,500          248,000
  Senior subordinated notes                166,134          170,562
  Other debt                                 1,307            1,311
  Convertible subordinated debentures          238              238
                                         ---------        ---------
                                           459,179          420,111

Other Liabilities
  Deferred compensation                        631              701
  Other                                      4,136              740
                                         ---------        ---------
                                             4,767            1,441




Stockholder's Equity
  Common stock, $.01 par value:
    1,000 shares authorized and issued           1                1
  Capital in excess of par value            78,050           78,050
  Retained earnings (deficit)              (81,008)         (49,143)
                                         ---------        ---------
                                            (2,957)          28,908
                                         ---------        ---------
                                         $ 938,537        $ 862,814
                                         =========        =========






See notes to consolidated financial statements.

              ALCO HEALTH SERVICES CORPORATION AND SUBISIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------------------
                           (dollars in thousands)


                                                Three Months Ended
                                                    December 31
                                              -----------------------
                                                 1993         1992
                                              -----------  ----------

Revenues                                      $1,045,776   $  917,681

Costs and expenses
  Cost of goods sold                             991,777      866,303
  Selling and administrative                      34,386       33,728
  Depreciation                                     1,589        1,424
  Interest                                        11,567       11,996
  Non-recurring charges                                         1,161
                                              ----------   ----------
                                               1,039,319      914,612

Income before taxes, extraordinary item and
  cumulative effects of accounting                 6,457        3,069
  changes
Taxes on income                                    2,835        2,100
                                              ----------   ----------
Income before extraordinary item and
  cumulative effects of accounting changes         3,622          969
Extraordinary charge - early retirement of
  debt, net of income tax benefit                   (442)
Cumulative effect of change in accounting
  for postretirement benefits other than
  pensions                                        (1,199)
Cumulative effect of change in accounting
 for income taxes                                (33,846)
                                              ----------   ----------
    Net income (loss)                         $  (31,865)  $      969
                                              ==========   ==========






See notes to consolidated financial statements.

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------------------
                            (DOLLARS IN THOUSANDS)


                                                       Three Months Ended
                                                           December 31
                                                    -------------------------
                                                       1993           1992
                                                    ----------     ----------
OPERATING ACTIVITIES
  Net income (loss)                                 $ (31,865)     $     969
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating
    activities:
      Depreciation                                      1,589          1,424
      Amortization                                      2,134          2,411
      Provision for losses on accounts receivable         961            675
      (Gain) loss on disposal of property and
         equipment                                         (8)         1,180
      Loss on early retirement of debt                    679
      Cumulative effects of changes in accounting
         principles                                    35,045
      Changes in operating assets and liabilities:
        Accounts receivable                           (34,080)       (29,551)
        Merchandise inventories                       (51,104)       (37,872)
        Prepaid expenses                                  429            321
        Accounts payable, accrued expenses and
         income taxes                                  31,609         72,773
      Miscellaneous                                      (637)           176
                                                    ---------      ---------
          NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES                        (45,248)        12,506

INVESTING ACTIVITIES
  Capital expenditures                                 (1,946)        (1,918)
  Proceeds from sales of property and equipment            73            674
                                                    ---------      ---------
          NET CASH (USED IN)
          INVESTING ACTIVITIES                         (1,873)        (1,244)

FINANCING ACTIVITIES
  Long-term debt borrowings                           244,400        216,281
  Long-term debt repayments                          (205,893)      (221,015)
  Deferred financing costs                                              (654)
                                                    ---------      ---------
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                         38,507         (5,388)
                                                    ---------      ---------

(Decrease) Increase in cash                            (8,614)         5,874
Cash at beginning of period                            27,098         13,768
                                                    ---------      ---------
CASH AT END OF PERIOD                               $  18,484      $  19,642
                                                    =========      =========

See notes to consolidated financial statements.

               ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1   -  BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Alco Health Services Corporation ("Alco" or the "Company"). All material intercompany accounts and transactions of Alco have been eliminated in consolidation. Alco is a wholly-owned subsidiary of Alco Health Distribution Corporation
("Distribution").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1993, the results of operations for the three months ended December 31, 1993 and 1992 and the cash flows for the three months ended December 31, 1993 and 1992 have been included. Earnings (loss) per share are not presented, as all of Alco's issued and outstanding common stock is owned by
Distribution.   Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.



NOTE 2   -  LONG-TERM DEBT

In October, 1993, the Company redeemed an aggregate principal amount of $4,428,000 of senior subordinated notes. The extraordinary charge of $442,000 from the early retirement of this debt relates to the write-off of unamortized financing fees and premiums paid on redemption, net of a tax benefit.

NOTE 3 - POSTRETIREMENT BENEFITS

As a result of special termination benefit packages previously offered, the Company provides medical, dental and life insurance benefits to certain retirees and their dependents. These benefit plans are unfunded. Prior to October 1, 1993, the Company recognized the expenses for these plans on the cash basis. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), which requires that the cost of postretirement health

               ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 3 - POSTRETIREMENT BENEFITS - (CONTINUED)

care benefits be recognized on the accrual basis as employees render service to earn the benefit instead of on the cash basis when the benefits are paid. As of October 1, 1993, the Company adopted Statement 106 by recognizing the accumulated obligation related to these benefits. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $1.2 million. The application of the new rules will not result in an increase in fiscal 1994 postretirement benefit cost, which will be approximately $150,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%. A health care cost trend rate of 13% was assumed for fiscal 1994, gradually declining to an ultimate level of 5.50% over 15 years. A 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of October 1, 1993 by $77,500.


NOTE 4 - TAXES ON INCOME

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), which requires a change in the method of accounting for income taxes from the deferred method to the liability method. In accordance with Statement 109, the Company recorded an adjustment of $33.8 million for the cumulative effect of adopting Statement 109 as of October 1, 1993. As permitted under Statement 109, prior period financial statements have not been restated. The cumulative effect adjustment relates principally to the provision of deferred income taxes to reflect the tax consequences on future years of the difference between the tax and financial reporting basis of merchandise inventories. Significant components of the Company's deferred tax liabilities (assets) as of October 1, 1993 are as follows (in thousands):


      Inventory                                         $ 35,748
      Fixed assets                                         4,996
      Other                                                  376
                                                        --------
        Gross deferred tax liabilities                    41,120
                                                        --------

      Net operating losses and tax credit carryovers      (5,646)
      Allowance for doubtful accounts                     (3,072)
      Accrued expenses                                    (2,488)
      Other postretirement benefits                         (480)
      Other                                               (1,064)
                                                        --------
        Gross deferred tax assets                        (12,750)
                                                        --------
      Valuation allowance for deferred tax assets          5,452
                                                        --------
        Net deferred tax liabilities                    $ 33,822
                                                        ========

               ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE 5  -  LEGAL MATTERS AND CONTINGENCIES

In November 1993, the Company was informed that it is a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed in United States District Court for the Southern District of New York by independent pharmacies. Plaintiffs seek to establish these lawsuits and over thirty-four others (to which the Company is not a party) filed by similarly situated pharmacies as a class action. Plaintiffs allege that defendants have engaged in illegal price discrimination in the pricing of pharmaceuticals and seek remedies in the form of injunctive relief, monetary damages (trebled as provided by law), attorneys' fees and costs. The Company believes it has meritorious defenses to the allegations made against it and intends to vigorously defend itself in all of these cases filed against it.

The Company has become aware that its former Charleston, South Carolina distribution center, was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and expects to initiate a groundwater study during fiscal year 1994. At the present time, it is not possible to ascertain the cost, if any, of remediation or whether the Company will be able to obtain reimbursement for such costs from any third party that caused the contamination or any insurance carrier. Accordingly, the Company has not recorded any provision for this matter.

Alco has been named as a defendant in several lawsuits based upon alleged injuries and deaths attributable to the product L-Tryptophan. Alco did not manufacture L-Tryptophan; however, prior to an FDA recall, Alco did distribute the L-Tryptophan products of several of its vendors. Alco believes that it is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to these lawsuits and any other lawsuits involving L-Tryptophan in which Alco may be named in the future. To date, the indemnity to Alco in such suits has not been in dispute and, although the Company believes it is unlikely it will incur any loss as a result of such lawsuits, the Company believes that its insurance coverage and supplier endorsements are adequate to cover any losses should they occur.

At December 31, 1993, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

                                    ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


                            Results of Operations
                            ---------------------


THREE MONTHS ENDED DECEMBER 31, 1993 COMPARED WITH THREE MONTHS ENDED
- ---------------------------------------------------------------------
DECEMBER 31, 1992.
- ------------------

                                                     3 Months       3 Months
                                                      Ended          Ended
                                                    December 31,   December 31,
                                                       1993           1992
                                                    -----------    -----------
Revenues                                            $1,045,776     $ 917,681
Cost of goods sold                                     991,777       866,303
                                                     ---------      --------
   Gross profit                                         53,999        51,378
Operating expenses:
   Selling and administrative                           33,010        32,361
   Depreciation                                          1,589         1,424
   Amortization of intangibles                           1,376         1,367
                                                     ---------      --------
Operating income                                        18,024        16,226
   Interest expense - in cash                           10,809        10,952
   Amortization of deferred financing costs                758         1,044
   Non-recurring charges                                               1,161
                                                     ---------      --------
Income before taxes, extraordinary
   item and cumulative effects of
   accounting changes                                    6,457         3,069
Taxes on income                                          2,835         2,100
                                                     ---------      --------
Income before extraordinary item
   and cumulative effects of
   accounting changes                                    3,622           969
Extraordinary charge - early
   retirement of debt, net of income
   tax benefit                                            (442)
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions                         (1,199)
Cumulative effect of change in
   accounting for income taxes                         (33,846)
                                                     ---------      --------
      Net income (loss)                             $  (31,865)    $     969
                                                     =========      ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


Revenues for the three months ended December 31, 1993 exceeded $1.0 billion, an increase of $128.1 million (14%) versus the three months ended December 31, 1992. Higher selling prices accounted for approximately one-fifth of this revenue increase. A majority of the revenue increase was attributable to the hospital customer group, where revenues were 27% above the level of the prior year, due mainly to new accounts and increased sales to existing accounts. Excluding brokerage business, sales to chain drug stores increased by 11%, while sales to independent drug store customers declined slightly during the three months ended December 31, 1993 as compared with the first three months of the prior fiscal year. During the first quarter of fiscal 1994, sales to hospitals accounted for 44% of total revenues, while sales to independent drug stores represented 34% and sales to chain drug stores, 22% of the total.

The decline in the gross profit margin as a percentage of revenues from 5.6% in 1992 to 5.2% in 1993 was the result of industrywide competitive pressures, increased sales with lower margin and lower-cost-to-service customers, especially hospitals, and reduced profits from forward inventory purchasing which is reflective of a lower rate of manufacturer price increases.

Selling and administrative expenses for 1993 were $33.0 million compared to $32.4 million for the same three-month period in 1992, an increase of 2.0%. As a percentage to revenues, selling and administrative expenses improved to 3.2% in 1993 from 3.5% in 1992. This improvement reflects the Company's continued progress in its ongoing efforts to manage expense growth relative to revenue growth in connection with continued pressure on gross profit margin as a percentage of revenues. Operating expense improvements in the first quarter of fiscal 1994 reflect cost-reduction benefits associated with several facility consolidations implemented in the first half of fiscal 1993.

Operating income in the first quarter of fiscal 1994 increased 11.1% to $18.0
million in comparison to the prior year.   Operating income as a percentage of
revenues was 1.72% for the current quarter versus 1.77% for the prior year quarter.

Interest expense payable currently decreased $143,000 in 1993 to $10.8 million due to lower average borrowings offset by slightly higher overall borrowing costs. During the three-month period ended December 31, 1993, average borrowings were $446 million at an average interest rate of 9.6%, compared to an average borrowing level of $480 million at an average interest rate of 9.0% for the prior year. Interest expense in 1993 includes $758,000 in amortization of financing fees as compared with $1,044,000 in 1992.

As noted below, the Company changed its method of accounting for income taxes effective October 1, 1993. Income taxes for the first quarter of fiscal 1994 were computed on a regular tax basis and based on an estimate of the full year effective tax rate. The extraordinary charge of $679,000, net of a tax benefit of $237,000, relates to the purchase and retirement of an aggregate principal amount of $4,428,000 of senior subordinated notes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106) and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109). The Company recorded, as of October 1, 1993, a total of $35.0 million in non-cash charges to net income for the effects of transition to these two new standards. Statement 106 requires that the expected cost of providing postretirement medical benefits be accrued during employees' working years rather than on a pay-as-you-go basis as was previously permitted. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $1.2 million as of October 1, 1993. Statement 109 requires a change in the method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred taxes result from differences between the tax and financial reporting bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $33.8 million as of October 1, 1993, principally related to the provision of deferred income taxes to reflect the tax consequences on future years of the difference between the tax and financial reporting basis of merchandise inventories.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and met its capital requirements through a combination of cash generated from operations, borrowings under revolving credit facilities and credit terms from suppliers. For the three month period ended December 31, 1993, the Company's operating activities used $45.2 million in cash, as a result of increased accounts receivable and inventory levels, funded in part by an increase in accounts payable. A portion of the increase in inventories was the result of the opening of the Dallas, Texas distribution facility, which occurred in the early part of the quarter. The increase in inventories also reflects purchases made in anticipation of seasonal manufacturer supply interruptions and price increases as well as requirements to service the increase in sales volume. As a result of the higher working capital levels, borrowings under the revolving credit facility increased to $291.5 million (at an average interest rate of 6.4%) at December 31, 1993 as compared to the $248.0 million (at an average interest rate of 6.4%) outstanding at September 30, 1993. Operating cash uses during the three months ended December 31, 1993 included $3.9 million in interest payments and $39,000 in income tax payments.

Capital expenditures for the three months ended December 31, 1993 were $1.9 million and relate principally to improvements in warehouse distribution and management information systems. Capital expenditures for the fiscal year ended September 30, 1994 are projected to approximate $8.0 million. Cash used in investing activities during the three months ended December 31, 1993 included $5.0 million in payments associated with the redemption of an aggregate principal amount of $4.4 million of senior subordinated notes.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                                 (Continued)



The Company has become aware that its former Charleston, South Carolina distribution center, was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and expects to initiate a groundwater study during fiscal year 1994. At the present time, it is not possible to ascertain the cost, if any, of remediation or whether the Company will be able to obtain reimbursement for such costs from any third party that caused the contamination or any insurance carrier. Accordingly, the Company has not recorded any provision for this matter.

The Company's primary ongoing cash requirements will be to fund payment of principal and interest on indebtedness, finance working capital and fund capital expenditures. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and any expansion and, if permitted to do so under its revolving credit facility and the indenture for the senior subordinated notes, to pay dividends on its capital stock.

The Company believes that future operating results will generate sufficient cash flows which, together with borrowings under the revolving credit facility and credit terms from suppliers, will provide sufficient capital resources to finance working capital and operating requirements, fund capital expenditures and interest currently payable on outstanding debt.

PART II.  OTHER INFORMATION
- ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a) Exhibits:   No exhibits are filed as part of this report.
          --------



      (b) Reports on Form 8-K:  No reports on Form 8-K were filed
          -------------------
                                during the quarter ended December 31, 1993.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    ALCO HEALTH SERVICES CORPORATION





                                    /s/ John F. McNamara
                                    ----------------------------
                                    John F. McNamara
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Financial Officer)





Date: February 8, 1994               /s/ John A. Kurcik
     -----------------              ----------------------------
                                    John A. Kurcik
                                    Vice President, Controller
                                    (Principal Accounting Officer)