Form 10-Q
period 1994-03-31
ALCO HEALTH SERVICES CORP
filed 1994-05-13
CIK 731269

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1994

Commission     Registrant, State of Incorporation     IRS Employer
File Number       Address and Telephone Number     Identification No.
- -------------  ----------------------------------  ------------------

0-13813        Alco Health Services Corporation            23-2353106
               (a Delaware Corporation)
               P.O. Box 959, Valley Forge,
               Pennsylvania  19482
               (215) 296-4480



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X    NO
                                                  ---      ---

The number of shares of common stock of Alco Health Services Corporation outstanding as of March 31, 1994 was 1,000.

                                     INDEX

                        ALCO HEALTH SERVICES CORPORATION



PART I.  FINANCIAL INFORMATION
- ------------------------------

     Item 1.   Financial Statements (Unaudited)

               Consolidated balance sheets -- March 31, 1994 and
               September 30, 1993

               Consolidated statements of operations -- Three months ended March 31, 1994 and March 31, 1993

               Consolidated statements of operations -- Six months ended March 31, 1994 and March 31, 1993

               Consolidated statements of cash flows -- Six months ended March 31, 1994 and March 31, 1993



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


     Item 6.   Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.   Alco Health Services Corporation Financial Statements (Unaudited)
          -----------------------------------------------------


              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              -------------------------------------------------
                           (dollars in thousands)


                                                   March 31     September 30
ASSETS                                               1994           1993
- ------                                          --------------  ------------
Current Assets
      Cash                                     $        27,695      $ 27,098
      Accounts receivable less
        allowance for doubtful
        accounts:  3/94 - $8,752
                   9/93 - $7,681                       267,472       251,999
      Merchandise inventories                          356,775       346,371
      Prepaid expenses                                   2,120         1,977
                                               ---------------      --------
            Total current assets                       654,062       627,445


Property and Equipment, at cost                         65,804        57,282
      Less accumulated depreciation                     24,626        21,176
                                               ---------------      --------
                                                        41,178        36,106

Other Assets
      Excess of cost over net assets
        acquired, less accumulated
        amortization:    3/94 - $27,714
                         9/93 - $25,053                181,149       183,810
      Deferred financing costs and other,
        less accumulated amortization:
         3/94 - $5,271;  9/93 - $3,703                  12,483        15,453
                                               ---------------      --------
                                                       193,632       199,263
                                               ---------------      --------
                                               $       888,872      $862,814
                                               ===============      ========


See notes to consolidated financial statements.

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              -------------------------------------------------
                           (dollars in thousands)



                                           March 31   September 30
LIABILITIES AND STOCKHOLDER'S EQUITY         1994         1993
- ------------------------------------      ----------  -------------

Current Liabilities
   Current portion of other debt           $    126       $    122
   Accounts payable                         382,790        379,826
   Accrued expenses                          20,127         24,507
   Accrued income taxes                      13,456          7,899
   Deferred income taxes                     31,650
                                           --------       --------
       Total current liabilities            448,149        412,354


Long-Term Debt
   Revolving credit facility                266,910        248,000
   Senior subordinated notes                166,134        170,562
   Other debt                                 1,304          1,311
   Convertible subordinated debentures          238            238
                                           --------       --------
                                            434,586        420,111

Other Liabilities
   Deferred compensation                        511            701
   Other                                      4,145            740
                                           --------       --------
                                              4,656          1,441



Stockholder's Equity
   Common stock, $.01 par value:
    1,000 shares authorized and issued            1              1
   Capital in excess of par value            78,050         78,050
   Retained earnings (deficit)              (76,570)       (49,143)
                                           --------       --------
                                              1,481         28,908
                                           --------       --------
                                           $888,872       $862,814
                                           ========       ========



See notes to consolidated financial statements.

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------------------
                           (dollars in thousands)


                                           Three Months Ended
                                                March 31
                                         ----------------------
                                            1994        1993
                                         ----------  ----------

Revenues                                 $1,067,112   $920,195

Costs and expenses
   Cost of goods sold                     1,008,632    866,810
   Selling and administrative                36,033     33,722
   Depreciation                               1,489      1,336
   Interest                                  13,048     12,080
   Non-recurring charges                                   821
                                         ----------   --------
                                          1,059,202    914,769
                                         ----------   --------

Income before taxes and extraordinary
   items                                      7,910      5,426
Taxes on income                               3,472      2,700
                                         ----------   --------
Income before extraordinary items             4,438      2,726
Extraordinary charge - write-off
   of deferred financing fees, net
   of income tax benefit                                (2,635)
                                         ----------   --------
         Net income                      $    4,438   $     91
                                         ==========   ========


See notes to consolidated financial statements.

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              -------------------------------------------------
                           (dollars in thousands)



                                                Six Months Ended
                                                    March 31
                                             -----------------------
                                                1994         1993
                                             ----------   ----------

Revenues                                     $2,112,888   $1,837,876

Costs and expenses
   Cost of goods sold                         2,000,409    1,733,113
   Selling and administrative                    70,419       67,450
   Depreciation                                   3,078        2,760
   Interest                                      24,615       24,076
   Non-recurring charges                                       1,982
                                             ----------   ----------
                                              2,098,521    1,829,381

Income before taxes, extraordinary items
   and cumulative effects of accounting
   changes                                       14,367        8,495
Taxes on income                                   6,307        4,800
                                             ----------   ----------
Income before extraordinary items and
   cumulative effects of accounting
   changes                                        8,060        3,695
Extraordinary charge - early retirement
   of debt, net of income tax benefit              (442)
Extraordinary charge - write-off of
   deferred financing fees, net of income
   tax benefit                                                (2,635)
Cumulative effect of change in accounting
   for postretirement benefits other than
   pensions                                      (1,199)
Cumulative effect of change in accounting
 for income taxes                               (33,846)
                                             ----------   ----------
      Net income (loss)                      $  (27,427)  $    1,060
                                             ==========   ==========


See notes to consolidated financial statements.

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------------------
                           (dollars in thousands)


                                                       Six Months Ended
                                                           March 31
                                                   ------------------------
                                                      1994          1993
                                                   ----------    ----------
OPERATING ACTIVITIES
   Net income (loss)                               $  (27,427)   $    1,060
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating
     activities:
       Depreciation                                     3,078         2,760
       Amortization                                     4,856         4,823
       Provision for losses on accounts receivable      1,617         1,778
       Loss on disposal of property and equipment         185         2,010
       Loss on early retirement of debt                   679
       Write-off of deferred financing fees                           3,285
       Cumulative effects of changes in accounting
         principles                                    35,045
       Changes in operating assets and liabilities:
           Accounts receivable                        (17,090)       (7,472)
           Merchandise inventories                    (10,404)       38,932
           Prepaid expenses                              (143)         (235)
           Accounts payable, accrued expenses and
             income taxes                               1,703        29,253
       Miscellaneous                                     (812)          (96)
                                                   ----------    ----------
             NET CASH (USED IN) PROVIDED BY
             OPERATING ACTIVITIES                      (8,713)       76,098

INVESTING ACTIVITIES
   Capital expenditures                                (4,597)       (2,863)
   Proceeds from sales of property and equipment          119         1,003
                                                   ----------    ----------
             NET CASH (USED IN)
             INVESTING ACTIVITIES                      (4,478)       (1,860)

FINANCING ACTIVITIES
   Long-term debt borrowings                          460,195       673,024
   Long-term debt repayments                         (446,315)     (733,570)
   Deferred financing costs                               (92)       (8,178)
                                                   ----------    ----------
             NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                      13,788       (68,724)
                                                   ----------    ----------

Increase in cash                                          597         5,514
Cash at beginning of period                            27,098        13,768
                                                   ----------    ----------
CASH AT END OF PERIOD                              $   27,695    $   19,282
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three and six months ended March 31, 1994 and 1993 and the cash flows for the six months ended March 31, 1994 and 1993 have been included. Earnings
(loss) per share are not presented, as all of Alco's issued and outstanding common stock is owned by Distribution. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.


Note 2 - Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired ("goodwill") was recorded at the time of the Acquisition in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.32% for the six months ended March 31, 1994, resulting in higher than expected losses and an increase in the Company's indebtedness. During this period, the Company has been affected by price competition for market share withn the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. As a result of the potential negative impact of these factors on the ability to recover the recorded goodwill value over its remaining estimated life and the recent increase in interest rates, the Company

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 2 - Excess of Cost Over Net Assets Acquired (continued)

initiated a detailed evaluation of the carrying value of goodwill. The Company is currently evaluating whether the carrying value of goodwill can be recovered through future earnings. Although the Company currently cannot predict the outcome of this evaluation, a determination could be made that, based on the trends noted above, future earnings may not be sufficient to support the recoverability of goodwill. Such a determination would require that all or a portion of the carrying value of goodwill be written-off.


Note 3   -  Long-Term Debt

In October, 1993, the Company redeemed an aggregate principal amount of $4,428,000 of senior subordinated notes. The extraordinary charge of $442,000 from the early retirement of this debt relates to the write-off of unamortized financing fees and premiums paid on redemption, net of a tax benefit.

The Company recently completed an exchange of $40,329,000 principal amount of 14 1/2% Senior Subordinated Notes due 1999, Series A (the "New Notes") and $101,000 in cash for $40,329,000 principal amount of its 14 1/2% Senior Subordinated Notes due 1999 (the "Existing Notes"). The only material difference between the terms of the New Notes and the terms of the Existing Notes is that the indenture of the New Notes does not have the minimum consolidated net worth provisions set forth in the indenture of the Existing Notes. The indenture of the Existing Notes requires the Company to maintain a consolidated net worth (as defined) of $80 million. If the Company's consolidated net worth, as defined in the indenture of the Existing Notes, is less than $80 million at the end of each of any two consecutive fiscal quarters, the Company is required to offer to purchase (the "Offer") an amount of Existing Notes equal to 20% of the principal amount of Existing Notes outstanding at the time the Offer is made. The purchase price in any Offer is equal to 100% of the principal amount purchased plus accrued interest to the date of purchase. The Offer required could be triggered if the Company generated losses from operations, had charges or expenses relating to a restructuring or recapitalization, or reductions in the book value of tangible or intangible assets, if in each case the losses or charges are of a sufficient magnitude. As a result of the elimination of the minimum consolidated net worth provision in the indenture of the New Notes, the Company would not be required to make an Offer to holders of the New Notes, even in the event of a material decrease in the Company's consolidated net worth. In addition to the exchange noted above, the Company paid the holders of an aggregate of $125,388,000 in principal amount of Existing Notes cash consideration of $523,000 in exchange for each holder's agreement not to tender any of the Existing Notes as a result of any required Company Offer or to exercise any rights they have or may have with respect to the consolidated net worth provision of the indenture of the Existing Notes. The total cash consideration of $624,000 noted above as well as related fees and expenses of $600,000 were recognized as interest expense during the three months ended March 31, 1994.

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4 - Postretirement Benefits

As a result of special termination benefit packages previously offered, the Company provides medical, dental and life insurance benefits to certain retirees and their dependents. These benefit plans are unfunded. Prior to October 1, 1993, the Company recognized the expenses for these plans on the cash basis. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), which requires that the cost of postretirement health care benefits be recognized on the accrual basis as employees render service to earn the benefit instead of on the cash basis when the benefits are paid. As of October 1, 1993, the Company adopted Statement 106 by recognizing the accumulated obligation related to these benefits. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $1.2 million. The application of the new rules will not result in an increase in fiscal 1994 postretirement benefit cost, which will be approximately $150,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%. A health care cost trend rate of 13% was assumed for fiscal 1994, gradually declining to an ultimate level of 5.50% over 15 years. A 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of October 1, 1993 by $77,500.

Note 5 - Taxes on Income

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

              Inventory                                        $ 35,748
              Fixed assets                                        4,996
              Other                                                 376
                                                               --------
               Gross deferred tax liabilities                    41,120
                                                               --------

              Net operating losses and tax credit carryovers     (5,646)
              Allowance for doubtful accounts                    (3,072)
              Accrued expenses                                   (2,488)
              Other postretirement benefits                        (480)
              Other                                              (1,064)
                                                               --------
               Gross deferred tax assets                        (12,750)
                                                               --------
              Valuation allowance for deferred tax assets         5,452
                                                               --------
               Net deferred tax liabilities                    $ 33,822
                                                               ========

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 6  -  Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental and Drug Enforcement Administration matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. The Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed in the United States District Court for the Southern District of New York by several independent retail pharmacies. Plaintiffs seek to establish these lawsuits and over thirty-four others (to which the Company is not a party) filed by other pharmacies as a class action. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiffs and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants used "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. These actions were recently transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated proceedings. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

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

              ALCO HEALTH SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 6  -  Legal Matters and Contingencies (continued)

At March 31, 1994, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

                                   ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


                            Results of Operations
                            ---------------------

                                3 Months    3 Months    6 Months     6 Months
                                 Ended       Ended        Ended        Ended
                               March 31,   March 31,    March 31,    March 31,
                                  1994        1993        1994         1993
                               ----------  ----------  -----------  -----------

Revenues                       $1,067,112   $920,195   $2,112,888   $1,837,876
Cost of goods sold              1,008,632    866,810    2,000,409    1,733,113
                               ----------   --------   ----------   ----------
   Gross profit                    58,480     53,385      112,479      104,763
Operating expenses:
   Selling and administrative      34,668     32,354       67,678       64,715
   Depreciation                     1,489      1,336        3,078        2,760
   Amortization of intangibles      1,365      1,368        2,741        2,735
                               ----------   --------   ----------   ----------
Operating income                   20,958     18,327       38,982       34,553
   Interest expense - in cash      11,691     11,036       22,500       21,988
   Amortization of deferred
     financing costs                1,357      1,044        2,115        2,088
   Non-recurring charges                         821                     1,982
                               ----------   --------   ----------   ----------
Income before taxes,
   extraordinary items and
   cumulative effects of
   accounting changes               7,910      5,426       14,367        8,495
Taxes on income                     3,472      2,700        6,307        4,800
                               ----------   --------   ----------   ----------
Income before extraordinary
   items and cumulative
   effects of accounting
   changes                          4,438      2,726        8,060        3,695
Extraordinary charge - early
   retirement of debt, net
   of income tax benefit                                     (442)
Extraordinary charge -
   write-off of deferred
   financing fees, net of
   income tax benefit                         (2,635)                   (2,635)
Cumulative effect of change
   in accounting for
   postretirement benefits
   other than  pensions                                    (1,199)
Cumulative effect of change
   in accounting for income
   taxes                                                  (33,846)
                               ----------   --------   ----------   ----------
  Net income (loss)            $    4,438   $     91   $  (27,427)  $    1,060
                               ==========   ========   ==========   ==========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                                 (Continued)


Revenues in the second quarter of fiscal 1994 increased 16% to $1.1 billion from $920 million in fiscal 1993. For the six months ended March 31, 1994, revenues were $2.1 billion, an increase of 15% over the $1.8 billion reported for the six months ended March 31, 1993, reflecting real volume growth as well as the pass through to customers of price increases from manufacturers. Price increases accounted for approximately one-seventh of the 15% revenue growth. The most significant part of the revenue increase for the six months ended March 31, 1994 was attributable to the hospital customer group, where revenues were 29% ahead of the comparable period of the prior year. Excluding brokerage business, sales to the chain drug store customer group increased 10%, while sales to independent drug store customers declined slightly during the six months ended March 31, 1994 as compared with the prior year. During the six months ended March 31, 1994, sales to hospitals accounted for 45% of total revenues, while sales to independent drug stores represented 34% and sales to chain drug stores, 21% of the total.

As a percentage of revenues, the gross profit margin for the second quarter was 5.48% as compared to 5.80% in the prior year. For the six months ended March 31, 1994, the gross profit margin percentage was 5.32% versus 5.70% in 1993. The declines in the gross profit margin percentages reflect continuing industry price competition and increased sales to larger volume, lower margin customers, such as hospitals.

Selling and administrative expenses for the second quarter of fiscal 1994 were $34.7 million compared to $32.4 million for the second quarter of fiscal 1993, an increase of 7.2%. For the first six months of fiscal 1994, selling and administrative expenses were $67.7 million, an increase of 4.6% over the prior year. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume. As a percentage to revenues, selling and administrative expenses improved to 3.2% in the six months ended March 31, 1994 from 3.5% in the 1993 period. The decrease in the ratio of expenses to revenues reflects the Company's ongoing efforts to control costs in response to the decline in the gross profit margin as a percentage of revenues and the economies associated with increased business with larger volume, lower cost to service customers.

As a result of the above, operating income increased 14.4% to $21.0 million for the second quarter of fiscal 1994 versus the comparable prior year period. For the six months ended March 31, 1994, operating income increased 12.8% to $39.0 million in comparison to the prior year. Operating income as a percentage of revenues was 1.84% for the six months ended March 31, 1994 versus 1.88% in 1993.

The increase in interest expense in the second quarter of fiscal 1994 in comparison to the second quarter of fiscal 1993 was as a result of higher interest rates offset in part by lower borrowing levels under the Company's revolving credit facility. Interest in the second quarter of fiscal 1994 includes $624,000 in consideration payable to the holders of an aggregate of $165.7 million in principal amount of senior subordinated notes (see Note 2 of "Notes to Consolidated

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                                 (Continued)


Financial Statements"). Interest expense in the second quarter and for the six months ended March 31, 1994 reflects reductions as a result of the purchase and retirement of an aggregate principal amount of $8.9 million on senior subordinated notes, which occurred during the fourth quarter of fiscal 1993 and first quarter of fiscal 1994. During the six-month period ended March 31, 1994, the average outstanding debt level was $458 million at an average interest rate of 9.5%. During the six-month period ended March 31, 1993, the comparable average outstanding debt level was $483 million at an average interest rate of 9.1%. Interest expense in 1994 and 1993 includes $2.1 million in amortization of financing fees.

As noted below, the Company changed its method of accounting for income taxes effective October 1, 1993. Income taxes for the three and six month periods ended March 31, 1994, were computed on a regular tax basis and based on an estimate of the full year effective tax rate. The extraordinary charge of $679,000, net of a tax benefit of $237,000, relates to the purchase and retirement of an aggregate principal amount of $4.4 million of senior subordinated notes.

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


Liquidity and Capital Resources

Historically, the Company's operating results have generated sufficient cash flows which, together with borrowings under the revolving credit facility and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital
expenditures and interest currently payable on outstanding debt.   Future cash
flows are expected to be sufficient to fund capital expenditures and interest currently payable over the near term.

During the six-month period ended March 31, 1994, the Company's operating activities used $8.7 million in cash. Accounts receivable and merchandise inventories increased during the period by $17.1 million and $10.4 million, respectively, offset by an increase of $3.0 million in accounts payable. The increases in accounts receivable and merchandise inventories are commensurate with the Company's revenue growth. A portion of the increase in merchandise inventories was the result of the opening of the Dallas, Texas distribution
facility, which occurred in the first quarter of fiscal 1994.   The decrease of
$4.4 million in accrued expenses was primarily the result of the timing of interest payments due on LIBOR contracts maturing under the revolving credit facility. Operating cash uses during the six-month period ended March 31, 1994 included $24.2 million in interest payments and $2.4 million in income tax payments.

Capital expenditures for the six months ended March 31, 1994 were $4.6 million and relate principally to improvements in warehouse distribution and management information systems. Capital expenditures for the fiscal year ended September 30, 1994 are projected to approximate $8.0 million. Cash used in investing activities during the six months ended March 31, 1994 included $5.0 million in payments associated with the redemption of an aggregate principal amount of $4.4
million of senior subordinated notes.   At March 31, 1994, borrowings under the
Company's $425 million revolving credit facility were $266.9 million (at an average interest rate of 7.0%) as compared to the $248.0 million (at an average interest rate of 6.4%) outstanding at September 30, 1993.

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

The excess of cost over net assets acquired ("goodwill") was recorded at the time of the Acquisition in 1988. Since the Acquisition, the Company and its parent, Alco Health Distribution Corporation ("Distribution"), have been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.32% for the six months ended March 31, 1994, resulting in higher than expected
losses and an increase in the Company's indebtedness.   While the Company has
recently improved its operating results and Distribution has been able to reduce its pre-tax losses from $26.3 million in fiscal 1991 to $1.1 million in fiscal 1993, and has a pre-tax profit of $6.9 million for the six months ended March 31, 1994, the Company believes these recent improvements in operating results may not be indicative of the long-term prospects of Distribution or the Company due to the following factors:

     Gross Profit Margin: The Company expects that gross profit margins will continue to erode due to price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices.

     Selling and Administrative Expenses: Since the Acquisition, as a result of facility consolidations and other ongoing efforts to control costs, the Company has dramatically decreased selling and administrative expenses as a percentage of revenues. This rate of decrease is not expected to continue as the Company has substantially completed its facility consolidations.

     Interest Expense: Since the Acquisition, the Company and Distribution have operated with a substantial amount of indebtedness, which is expected to remain at the same level or increase in the future. Given the substantial amount of indebtedness, the Company's interest expense can be significantly impacted by interest rate fluctuations. The Company's interest expense since 1991 has been favorably impacted by a downward movement in interest rates. Given the recent increase in interest rates combined with projected levels of indebtedness in the future, the Company expects future interest expense to be higher than recent results.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                                 (Continued)


As a result of the potential negative impact of these factors on the ability to recover the recorded goodwill value over its remaining estimated life, the Company initiated a detailed evaluation of the carrying value of goodwill. The Company is currently evaluating whether the carrying value of goodwill can be recovered through future earnings. Although the Company currently cannot predict the outcome of this evaluation, a determination could be made that, based on the trends noted above, future earnings may not be sufficient to support the recoverability of goodwill. Such a determination would require that all or a portion of the carrying value of goodwill be written-off.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a) Exhibits:   The following exhibits are filed as part of this
       --------    report (listed by number corresponding to the
                   Exhibit Table of Item 601 of Regulation S-K):

                   Number            Description
                   ------            -----------
                    (4)     Instruments defining the rights
                            of security holders, including
                            indentures.


   (b) Reports on Form 8-K: No reports on Form 8-K were filed
       -------------------  during the quarter ended March 31, 1994.

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



                              ALCO HEALTH SERVICES CORPORATION




                              /s/ John F. McNamara
                              ----------------------------
                              John F. McNamara
                              Chairman, President and
                              Chief Executive Officer
                              (Principal Financial Officer)





Date: May 13, 1994            /s/ John A. Kurcik
      ------------            ----------------------------
                              John A. Kurcik
                              Vice President, Controller
                              (Principal Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit
Number
- -------

  4.1    Indenture, dated as of March 31, 1994, between Alco and Bankers
         Trust Company, as Trustee relating to the 14 1/2% Senior Subordinated Notes due 1999, Series A.

  4.2    Agreement, dated as of April 28, 1994 by and among Alco, W.R.Huff
         Asset Management Co., L.P. and certain holders of Alco's 14 1/2% Senior Subordinated Notes due 1999.

  4.3 Amended and Restated Second Amendment to Credit Agreement, dated as of March 31, 1993 among Alco, General Electric Capital Corporation, individually and as agent, BA Business Credit, Inc., as co-agent, and the banks and other financial institutions named therein.