Form 10-Q
period 1994-06-30
ALCO HEALTH SERVICES CORP
filed 1994-08-11
CIK 731269

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1994


Commission     Registrant, State of Incorporation     IRS Employer
File Number       Address and Telephone Number     Identification No.
- - -------------  ----------------------------------  ------------------

0-13813        AmeriSource Corporation                    23-2353106
               (a Delaware Corporation)
               (formerly Alco Health Services Corporation)
               P.O. Box 959, Valley Forge,
               Pennsylvania  19482
               (610) 296-4480


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X    NO
                                                  ---      ---

The number of shares of common stock of AmeriSource Corporation outstanding as of June 30, 1994 was 1,000.

                                     INDEX

                            AMERISOURCE CORPORATION



PART I.  FINANCIAL INFORMATION
- - ------------------------------

     Item 1.   Financial Statements (Unaudited)

               Consolidated balance sheets -- June 30, 1994 and
               September 30, 1993

               Consolidated statements of operations -- Three months ended June 30, 1994 and June 30, 1993

               Consolidated statements of operations -- Nine months ended June 30, 1994 and June 30, 1993

               Consolidated statements of cash flows -- Nine months ended June 30, 1994 and June 30, 1993



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- - ---------------------------


     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.   AmeriSource Corporation Financial Statements (Unaudited)
          --------------------------------------------


                    AMERISOURCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    ---------------------------------------
                             (dollars in thousands)

                                              June 30   September 30
ASSETS                                         1994         1993
- - ------                                       ---------  ------------

Current Assets
      Cash                                   $  23,572     $  27,098
      Accounts receivable less
        allowance for doubtful
        accounts:  6/94 - $8,971
                   9/93 - $7,681               283,010       251,999
      Merchandise inventories                  362,076       346,371
      Prepaid expenses                           2,118         1,977
                                              --------      --------
               Total current assets            670,776       627,445



Property and Equipment, at cost                 66,318        57,282
      Less accumulated depreciation             25,699        21,176
                                              --------      --------
                                                40,619        36,106


Other Assets
      Excess of cost over net assets
        acquired                                             183,810
      Deferred financing costs and other,
        less accumulated amortization:
         6/94 - $6,055;  9/93 - $3,703          13,795        15,453
                                              --------      --------
                                                13,795       199,263
                                              --------      --------
                                              $725,190      $862,814
                                              ========      ========

See notes to consolidated financial statements.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                            (dollars in thousands)



                                             June 30    September 30
LIABILITIES AND STOCKHOLDER'S EQUITY           1994         1993
- - ------------------------------------        ----------  -------------

Current Liabilities
     Current portion of other debt          $     128       $    122
     Accounts payable                         414,608        379,826
     Accrued expenses                          25,935         24,507
     Accrued income taxes                      14,839          7,899
     Deferred income taxes                     31,650
                                            ---------       --------
          Total current liabilities           487,160        412,354


Long-Term Debt
     Revolving credit facility                238,079        248,000
     Senior subordinated notes                166,134        170,562
     Other debt                                 1,300          1,311
     Convertible subordinated debentures          238            238
                                            ---------       --------
                                              405,751        420,111

Other Liabilities
     Deferred compensation                        517            701
     Other                                      8,234            740
                                            ---------       --------
                                                8,751          1,441



Stockholder's Equity
    Common stock, $.01 par value:
      1,000 shares authorized and issued            1              1
     Capital in excess of par value            78,050         78,050
     Retained earnings (deficit)             (254,523)       (49,143)
                                            ---------       --------
                                             (176,472)        28,908
                                            ---------       --------
                                            $ 725,190       $862,814
                                            =========       ========

See notes to consolidated financial statements.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   ----------------------------------------
                            (dollars in thousands)


                                             Three Months Ended
                                                  June 30
                                           ----------------------
                                              1994        1993
                                           ----------   ---------

Revenues                                   $1,079,302    $918,499

Costs and expenses
   Cost of goods sold                       1,021,847     868,197
   Selling and administrative                  36,008      33,285
   Environmental remediation                    4,075
   Depreciation                                 1,620       1,439
   Write-off of excess of cost over net
      assets acquired                         179,824
   Interest                                    11,611      11,357
                                           ----------    --------
                                            1,254,985     914,278

Income (loss) before taxes                   (175,683)      4,221
Taxes on income                                 2,270       2,450
                                           ----------    --------
         Net income (loss)                 $ (177,953)   $  1,771
                                           ==========    ========

See notes to consolidated financial statements.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   ----------------------------------------
                            (dollars in thousands)


                                                    Nine Months Ended
                                                         June 30
                                                 -----------------------
                                                    1994         1993
                                                 ----------   ----------
Revenues                                         $3,192,190   $2,756,375

Costs and expenses
   Cost of goods sold                             3,022,256    2,601,310
   Selling and administrative                       106,427      100,735
   Environmental remediation                          4,075
   Depreciation                                       4,698        4,199
   Write-off of excess of cost over
      net assets acquired                           179,824
   Interest                                          36,226       35,433
   Non-recurring charges                                           1,982
                                                 ----------   ----------
                                                  3,353,506    2,743,659

Income (loss) before taxes, extraordinary
   items and cumulative effects of accounting
   changes                                         (161,316)      12,716
Taxes on income                                       8,577        7,250
                                                 ----------   ----------
Income (loss) before extraordinary items and
   cumulative effects of accounting
   changes                                         (169,893)       5,466
Extraordinary charge - early retirement
 of debt, net of income tax benefit                    (442)
Extraordinary charge - write-off of
 deferred financing fees, net of income
 tax benefit                                                      (2,635)
Cumulative effect of change in accounting
 for postretirement benefits other than
 pensions                                            (1,199)
Cumulative effect of change in accounting
 for income taxes                                   (33,846)
                                                 ----------   ----------
       Net income (loss)                         $ (205,380)  $    2,831
                                                 ==========   ==========

See notes to consolidated financial statements.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   ----------------------------------------
                            (dollars in thousands)


                                                    Nine Months Ended
                                                         June 30
                                                 -----------------------
                                                    1994         1993
                                                 ----------   ----------
OPERATING ACTIVITIES
 Net income (loss)                                $(205,380)   $   2,831
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation                                     4,698        4,199
     Amortization                                     6,980        7,116
     Write-off of excess of cost over net
       assets acquired                              179,824
     Provision for losses on accounts receivable      2,207        2,265
     Loss on disposal of property and equipment         151        2,070
     Loss on early retirement of debt                   679
     Write-off of deferred financing fees                          3,285
     Cumulative effects of changes in accounting
       principles                                    35,045
     Changes in operating assets and liabilities:
       Accounts receivable                          (33,218)       8,328
       Merchandise inventories                      (15,705)      53,500
       Prepaid expenses                                (141)        (586)
       Accounts payable, accrued expenses and
         income taxes                                41,224       68,826
       Other long-term liabilities                    4,075
     Miscellaneous                                   (2,873)         (56)
                                                  ---------    ---------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                        17,566      151,778

INVESTING ACTIVITIES
 Capital expenditures                                (5,886)      (4,780)
 Proceeds from sales of property and equipment          380        1,015
                                                  ---------    ---------
         NET CASH (USED IN)
         INVESTING ACTIVITIES                        (5,506)      (3,765)

FINANCING ACTIVITIES
 Long-term debt borrowings                          662,075      708,864
 Long-term debt repayments                         (677,057)    (804,653)
 Deferred financing costs                              (604)      (8,164)
                                                  ---------    ---------
         NET CASH (USED IN)
         FINANCING ACTIVITIES                       (15,586)    (103,953)
                                                  ---------    ---------

(Decrease) Increase in cash                          (3,526)      44,060
Cash at beginning of period                          27,098       13,768
                                                  ---------    ---------
CASH AT END OF PERIOD                             $  23,572    $  57,828
                                                  =========    =========

See notes to consolidated financial statements.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1   -  Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Corporation (formerly Alco Health Services Corporation) (the "Company"). All material intercompany accounts and transactions of the Company have been eliminated in consolidation. The Company is a wholly-owned subsidiary of AmeriSource Distribution Corporation ("Distribution").

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and nine months ended June 30, 1994 and 1993 and the cash flows for the nine months ended June 30, 1994 and 1993 have been included. Earnings (loss) per share are not presented, as all of the Company's issued and outstanding common stock is owned
by Distribution.   Certain information and footnote disclosures normally
included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

Note 2 - Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired ("goodwill") was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an inability to recover the value of goodwill. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.32% for the nine months ended June 30, 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in Distribution's indebtedness; and an accumulated deficit in Distribution's retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2   -  Excess of Cost Over Net Assets Acquired (continued)

During the period since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. Until fiscal 1994, the Company believed the results since the Acquisition were not indicative of long-term market conditions affecting pricing within the industry. In fiscal 1994, the Company determined its poor operating results since the Acquisition and its expectations for future operating results were being significantly affected by fundamental changes in the market place in which the Company operates. As these factors became clear and in conjunction with the increases in interest rates, a detailed, comprehensive evaluation of the Company's future prospects was prepared. The evaluation determined the Company's financial losses were and continue to be significantly affected by price sensitivity, aggressive pricing by better capitalized competitors, consolidations in the wholesale drug distribution industry and the impact of larger buying groups. Based on current industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company has concluded that the projected operating results would not support the future recovery of the remaining goodwill balance.

The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximates the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of this projection of future operations.

The projection reflects significant cumulative losses indicating that the carrying value of goodwill is not recoverable. Management believes that unless the Company is able to develop successful strategic, operating or financing initiatives which would change the assumptions used in the projection, the projected future operating results based on these assumtpions is the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends. As a result, the Company concluded that the carrying value of goodwill cannot be recovered from expected future operations. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believes the reliability of any projection over such an extended period is highly uncertain, the projection also indicates that the Company's long-term viability will require modification of its current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the projection indicates that in fiscal 1998 cash flow from operations will not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believes and the projection indicates, that cash flow generated from operations in the near-term (fiscal years 1994 through 1997) is sufficient to service its current debt obligations. No assurance can be given that the Company will be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 3   -  Long-Term Debt

In October, 1993, the Company redeemed an aggregate principal amount of $4,428,000 of senior subordinated notes. The extraordinary charge of $442,000 from the early retirement of this debt relates to the write-off of unamortized financing fees and premiums paid on redemption, net of a tax benefit.

During the nine months ended June 30, 1994, the Company completed an exchange of $40,329,000 principal amount of 14 1/2% Senior Subordinated Notes due 1999, Series A (the "New Notes") and $101,000 in cash for $40,329,000 principal amount of its 14 1/2% Senior Subordinated Notes due 1999 (the "Existing Notes"). The only material difference between the terms of the New Notes and the terms of the Existing Notes is that the indenture of the New Notes does not have the minimum consolidated net worth provisions set forth in the indenture of the Existing Notes. The indenture of the Existing Notes requires the Company to maintain a consolidated net worth (as defined) of $80 million. If the Company's consolidated net worth, as defined in the indenture of the Existing Notes, is less than $80 million at the end of each of any two consecutive fiscal quarters, the Company is required to offer to purchase (the "Offer") an amount of Existing Notes equal to 20% of the principal amount of Existing Notes outstanding at the time the Offer is made. The purchase price in any Offer is equal to 100% of the principal amount purchased plus accrued interest to the date of purchase. The Offer required could be triggered if the Company generated losses from operations, had charges or expenses relating to a restructuring or recapitalization, or reductions in the book value of tangible or intangible assets, if in each case the losses or charges are of a sufficient magnitude. As a result of the elimination of the minimum consolidated net worth provision in the indenture of the New Notes, the Company would not be required to make an Offer to holders of the New Notes, even in the event of a material decrease in the Company's consolidated net worth. In addition to the exchange noted above, the Company paid the holders of an aggregate of $125,388,000 in principal amount of Existing Notes cash consideration of $520,000 in exchange for each holder's agreement not to tender any of the Existing Notes as a result of any required Company Offer or to exercise any rights they have or may have with respect to the consolidated net worth provision of the indenture of the Existing Notes. The total cash consideration of $621,000 noted above as well as related fees and expenses of $600,000 were recognized as interest expense during the nine months ended June 30, 1994.

Note 4  -  Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental and regulatory agency matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. The Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4  -  Legal Matters and Contingencies (continued)

In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed by independent retail pharmacies in the United States District Court for the Southern District of New York. Plaintiffs seek to establish these lawsuits and over thirty-four others (to which the Company is not a party) filed by other pharmacies as class actions. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiffs and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. These actions have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

The Company has become aware that its former Charleston, South Carolina distribution center, was previously owned by a fertilizer manufacturer and that there is evidence of residual contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal year 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company intends to make claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4  -  Legal Matters and Contingencies (continued)

The Company has been named as a defendant in several lawsuits based upon alleged injuries and deaths attributable to the product L-Tryptophan. The Company did not manufacture L-Tryptophan; however, prior to an FDA recall, The Company did distribute the L-Tryptophan products of several of its vendors. The Company believes that it is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to these lawsuits and any other lawsuits involving L-Tryptophan in which the Company may be named in the future. To date, the indemnity to the Company in such suits has not been in dispute and, although the Company believes it is unlikely it will incur any loss as a result of such lawsuits, the Company believes that its insurance coverage and supplier endorsements are adequate to cover any losses should they occur.

At June 30, 1994, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             Results of Operations
                             ---------------------
                             (dollars in thousands)
                             ----------------------

                                   3 Months    3 Months    9 Months     9 Months
                                     Ended       Ended       Ended       Ended
                                   June 30,    June 30,    June 30,     June 30,
                                     1994        1993        1994         1993
                                  -----------  ---------  -----------  ----------
Revenues                          $1,079,302    $918,499  $3,192,190   $2,756,375
Cost of goods sold                 1,021,847     868,197   3,022,256    2,601,310
                                  ----------    --------  ----------   ----------
   Gross profit                       57,455      50,302     169,934      155,065
Operating expenses:
   Selling and administrative         34,643      31,920     102,321       96,635
   Environmental remediation           4,075                   4,075
   Depreciation                        1,620       1,439       4,698        4,199
   Amortization of intangibles         1,365       1,365       4,106        4,100
   Write-off of excess of cost
      over net assets acquired       179,824                 179,824
                                  ----------    --------  ----------   ----------
Operating income                    (164,072)     15,578    (125,090)      50,131
   Interest expense - in cash         10,852      10,429      33,352       32,417
   Amortization of deferred
     financing costs                     759         928       2,874        3,016
   Non-recurring charges                                                    1,982
                                  ----------    --------  ----------   ----------
Income (loss) before taxes,
   extraordinary items and
   cumulative effects of
   accounting changes               (175,683)      4,221    (161,316)      12,716
Taxes on income                        2,270       2,450       8,577        7,250
                                  ----------    --------  ----------   ----------
Income (loss)before
   extraordinary items and
   cumulative effects of
   accounting changes               (177,953)      1,771    (169,893)       5,466
Extraordinary charge - early
 retirement of debt, net of
 income tax benefit                                             (442)
Extraordinary charge - write-off
 of deferred financing fees,
 net of income tax benefit                                                 (2,635)
Cumulative effect of change in
 accounting for postretirement
 benefits other than pensions                                 (1,199)
Cumulative effect of change in
 accounting for income taxes                                 (33,846)
                                  ----------    --------  ----------   ----------
 Net income (loss)                $ (177,953)  $   1,771  $ (205,380)  $    2,831
                                  ==========   =========  ==========   ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



Revenues in the third quarter of fiscal 1994 increased 17% to $1.1 billion from $918 million in fiscal 1993. For the nine months ended June 30, 1994, revenues were $3.2 billion, an increase of 16% over the $2.8 billion reported for the nine months ended June 30, 1993, reflecting real volume growth as well as the pass through to customers of price increases from manufacturers. Price increases accounted for approximately one-tenth of the 16% revenue growth. The most significant part of the revenue increase for the nine months ended June 30, 1994 was attributable to the hospital customer group, where revenues were 31% ahead of the comparable period of the prior year. Excluding brokerage business, sales to the chain drug store customer group increased 6%, while sales to independent drug store customers increased 1% during the nine months ended June 30, 1994 as compared with the prior year. During the nine months ended June 30, 1994, sales to hospitals accounted for 46% of total revenues, while sales to independent drug stores represented 34% and sales to chain drug stores, 20% of the total.

Gross profit in the three months ended June 30, 1994 increased to $57.5 million, an increase of 14% from the same quarter of fiscal 1993, due to increased revenues. As a percentage of revenues, the gross profit margin for the third quarter was 5.32% as compared to 5.48% in the prior year. For the nine months ended June 30, 1994, the gross profit margin percentage was 5.32% versus 5.63% in 1993. The declines in the gross profit margin percentages reflect continuing industry price competition and increased sales to larger volume, lower margin customers, such as hospitals.

Selling and administrative expenses for the third quarter of fiscal 1994 were $34.6 million compared to $31.9 million for the third quarter of fiscal 1993, an increase of 8.5%. For the first nine months of fiscal 1994, selling and administrative expenses were $102.3 million, an increase of 5.9% over the prior year. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume. As a percentage to revenues, selling and administrative expenses improved to 3.2% in the nine months ended June 30, 1994 from 3.5% in the 1993 period. The decrease in the ratio of expenses to revenues reflects the Company's ongoing efforts to control costs in response to the decline in the gross profit margin as a percentage of revenues and the economies associated with increased business with larger volume, lower cost to service customers.

As further described below, in the third quarter of fiscal 1994, the Company recorded a $4.1 million reserve to cover the expected remediation costs at its former Charleston, South Carolina distribution center.

In the third quarter of fiscal 1994, the Company completed a detailed evaluation of the recovery of the recorded value of the excess of cost over net assets acquired ("goodwill") and concluded that projected operating results would not support the future recovery of the remaining goodwill balance. Accordingly, the Company wrote off the remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



The increase in interest expense in the third quarter and for the nine months of fiscal 1994 in comparison to the fiscal 1993 periods was as a result of higher interest rates on the Company's variable rate borrowings offset in part by lower variable rate borrowing levels and the reduction in principal amount of the senior subordinated notes. Interest expense in the third quarter and for the nine months ended June 30, 1994 reflects reductions as a result of the purchase and retirement of an aggregate principal amount of $8.9 million of senior subordinated notes, which occurred during the fourth quarter of fiscal 1993 and first quarter of fiscal 1994. Interest expense for the nine months ended June 30, 1994 includes $621,000 paid to the holders of an aggregate of $165.7 million in principal amount of senior subordinated notes (see Note 3 of "Notes to Consolidated Financial Statements"). During the nine-month period ended June 30, 1994, the average outstanding debt level was $445 million at an average interest rate of 9.8%. During the nine-month period ended June 30, 1993, the comparable average outstanding debt level was $462 million at an average interest rate of 9.3%. Interest expense in 1994 includes $2.9 million in amortization of financing fees as compared with $3.0 million in 1993.

As noted below, the Company changed its method of accounting for income taxes effective October 1, 1993. Income taxes for the three and nine month periods ended June 30, 1994, were computed on a regular tax basis and based on an estimate of the full year effective tax rate. The extraordinary charge of $679,000, net of a tax benefit of $237,000, relates to the purchase and retirement of an aggregate principal amount of $4.4 million of senior subordinated notes.

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

During the nine-month period ended June 30, 1994, the Company's operating activities generated $17.6 million in cash. Accounts receivable and merchandise inventories increased during the period by $33.2 million and $15.7 million, respectively, offset by an increase of $34.8 million in accounts payable. The increases in accounts receivable and merchandise inventories are commensurate with the Company's revenue growth. A portion of the increase in merchandise inventories was the result of the opening of the Dallas, Texas distribution facility, which occurred in the first quarter of fiscal 1994. Operating cash uses during the nine-month period ended June 30, 1994 included $30.1 million in interest payments and $3.3 million in income tax payments.

Capital expenditures for the nine months ended June 30, 1994 were $5.9 million and relate principally to improvements in warehouse distribution and management information systems. Capital expenditures for the fiscal year ended September 30, 1994 are projected to approximate $8.0 million. Cash used in investing activities during the nine months ended June 30, 1994 included $5.0 million in payments associated with the redemption of an aggregate principal amount of $4.4 million of senior subordinated notes. As a result of the positive cash flow during the nine months ended June 30, 1994, borrowings under the Company's revolving credit facility were reduced to $238.1 million (at an average interest rate of 7.5%) from the $248.0 million (at an average interest rate of 6.4%) outstanding at September 30, 1993.

The Company has become aware that its former Charleston, South Carolina distribution center, was previously owned by a fertilizer manufacturer and that there is evidence of residual contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering anlaysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly a liability of $4.1 million was recorded during the third quarter of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


Liquidity and Capital Resources (continued)

fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company intends to make claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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

The goodwill was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an inability to recover the
value of goodwill.   Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.32% for the nine months ended June 30, 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in Distribution's indebtedness; and an accumulated deficit in Distribution's retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

During the period since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. As a result of the negative impact of these factors to date, and the Company's expectation that such factors will continue to negatively impact operating results into the foreseeable future, the Company initiated a detailed evaluation of the long-term expected effects of these factors on the ability to recover the recorded value of goodwill over its remaining estimated life. Based on current industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



has revised its operating projections and has concluded that the projected operating results would not support the future recovery of the remaining goodwill balance.

The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximates the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of this projection of future operations.

The Company's projection assumes that, based on current industry conditions and competitive pressures, future revenue growth will approximate 12.6% in the near-term, gradually declining to approximately 5% over the longer-term. These assumptions reflect expected benefits in the near-term from continued industry consolidation, and an expectation that manufacturers will continue to increase their reliance on wholesalers in their own cost control measures in the face of healthcare reform. Over the next five to ten year period, growth in revenue is expected to moderate as the industry consolidation trend is completed, and over the long-term (next twenty years), stable growth of 5% is assumed. The gross profit percentage is projected to gradually decline over the projected period from the current rate of 5.32% to 3.60% in the fiscal year 2000 and to 2.68% in the longer term. The short-term gross profit declines reflect the impact of the worsened trends in 1994 caused by consolidation of certain major competitors and deteriorated gross profit margins from existing contracts with certain group purchasing organizations. The long-term decline in gross profit reflects the Company's belief that continued industry wide competitive pricing pressures will drive margins down, as the consolidated industry attempts to maintain market share. Operating expenses are projected to increase 6% per year in the near term and 5% per year in the longer-term principally reflecting the Company's expectations regarding inflation. Working capital levels (as a percentage of revenues) are projected to improve as the Company aggressively manages its investment in receivables and inventory over the projected period. For purposes of the projection, the Company has assumed that it will be able to refinance its current revolving credit facility when it expires in 1996. For purposes of the projection, the Company has assumed that it will be able to increase its variable rate borrowings to finance increasing working capital and interest payment requirements. In order to meet the working capital and interest payment requirements projected in fiscal year 2000, the revolving credit facility will have to be increased to $460 million. Interest rates on the variable rate revolving credit facility were assumed to increase to 9.75% to reflect current expectations of future short-term borrowing rates. The projection also indicates that cash flow from operations will not be sufficient to satisfy maturities of the Company's and Distribution's fixed rate debt obligations, which consist of the 14 1/2% senior subordinated notes due in fiscal 1998 and fiscal 1999 and the 11 1/4% senior debentures due in fiscal 2005. The projection assumes that these fixed rate debt obligations will be refinanced at the time of the scheduled maturities at identical interest rates. Management believes that unless the Company is able to develop successful strategic, operating, or

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



financing initiatives which would change these assumptions, the projected future operating results based on these assumptions is the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends.

The projection reflects significant cumulative losses indicating that the carrying value of goodwill is not recoverable. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believes the reliability of any projection over such an extended period is highly uncertain, the projection also indicates that the Company's long-term viability will require modification of its current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the projection indicates that in fiscal 1998 cash flow from operations will not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believes and the projection indicates, that cash flow generated from operations in the near-term (fiscal years 1994 through 1997) is sufficient to service its current debt obligations. No assurance can be given that the Company will be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

PART II.  OTHER INFORMATION
- - ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 31, 1994 at 10:00 a.m, the Company's annual meeting of stockholders was held at the Company's corporate offices in Malvern, Pennsylvania, to amend the Certificate of Incorporation to change the name of the corporation to AmeriSource Corporation and elect the following directors: John F. McNamara, Bruce C. Bruckmann, Lawrence C. Karlson, Harold O. Rosser II, George Strong and Barton J. Winokur. A total of 1,000 votes were cast to approve the amendment of the Certificate of Incorporation and for each of the directors named above.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits:  No exhibits are filed as part of this report.
         --------


     (b) Reports on Form 8-K:  No reports on Form 8-K were filed
         -------------------
                               during the quarter ended June 30, 1994.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERISOURCE CORPORATION




                                      /s/ John F. McNamara
                                      ----------------------------
                                      John F. McNamara
                                      Chairman, President and
                                      Chief Executive Officer
                                      (Principal Financial Officer)



Date: August 10, 1994                 /s/ John A. Kurcik
                                      ----------------------------
                                      John A. Kurcik
                                      Vice President, Controller
                                      (Principal Accounting Officer)