Form 10-K
period 1994-09-30
ALCO HEALTH SERVICES CORP; AMERISOURCE DISTRIBUTION CORP
filed 1994-12-22
CIK 731269, 855042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------
                                   FORM 10-K
                                 ------------

    (MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      [X]    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                       OR

      [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM     TO

   COMMISSION        REGISTRANT, STATE OF INCORPORATION           IRS EMPLOYER
   FILE NUMBER          ADDRESS AND TELEPHONE NUMBER           IDENTIFICATION NO.
   -----------      ------------------------------------       ------------------
     0-13813        AmeriSource Corporation                        23-2353106
                    (a Delaware Corporation)
                    P.O. Box 959, Valley Forge,
                    Pennsylvania 19482
                    (610) 296-4480

   33-27835-01      AmeriSource Distribution Corporation           23-2546940
                    (a Delaware Corporation)
                    P.O. Box 959, Valley Forge,
                    Pennsylvania 19482
                    (610) 296-4480

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                             AMERISOURCE CORPORATION: NONE
                                             AMERISOURCE DISTRIBUTION
                                             CORPORATION: NONE

                                             AMERISOURCE CORPORATION: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                             AMERISOURCE DISTRIBUTION
                                             CORPORATION: NONE

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Non-affiliates of AmeriSource Distribution Corporation, as of December 1, 1994, held 7,000 shares of voting stock. The original purchase price was $1.00 per share, after giving effect to a stock split, on September 14, 1989. There is no established public trading market for the voting stock of AmeriSource Distribution Corporation. There is no voting stock of AmeriSource Corporation held by non-affiliates of AmeriSource Corporation.

The number of shares of common stock of AmeriSource Corporation outstanding as of December 1, 1994 was 1,000. The number of shares of common stock of AmeriSource Distribution Corporation outstanding as of December 1, 1994 was:
Class A--160,512.5; Class B--3,854,162.5; Class C--500,000.

                            AMERISOURCE CORPORATION
                      AMERISOURCE DISTRIBUTION CORPORATION

                        1994 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                            PART I

Item 1.   Business..............................................................................   1
Item 2.   Properties............................................................................  10
Item 3.   Legal Proceedings.....................................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders...................................  10

                                            PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters.................  10
Item 6.   Selected Financial Data...............................................................  11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  11
Item 8.   Financial Statements and Supplementary Data...........................................  25
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  64

                                           PART III

Item 10.  Directors and Executive Officers of the Registrants...................................  64
Item 11.  Executive Compensation................................................................  66
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  72
Item 13.  Certain Relationships and Related Transactions........................................  73

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  74

                                     PART I

ITEM 1. BUSINESS

  AmeriSource Distribution Corporation, formerly named Alco Health Distribution Corporation, (the "Company"), through its direct wholly-owned subsidiary AmeriSource Corporation, formerly named Alco Health Services Corporation ("AmeriSource ") is one of the five largest, full-service drug wholesalers in the United States, currently operating 16 full-service drug wholesale distribution facilities and one specialty products distribution facility. Approximately 90% of fiscal 1994 revenues of $4.3 billion was attributable to sales of ethical pharmaceuticals. The remainder was comprised of sales of health and personal care products, cosmetics and fragrances, home health care supplies and general merchandise. The Company services, often on a daily basis, over 16,000 customers throughout the United States including hospitals, independent community pharmacies, chain drug stores, nursing homes, clinics and others. No single customer accounted for more than 10% of the Company's revenues during fiscal 1994.

  The Company has benefited from the dramatic growth of the full-service drug wholesale industry in the United States. Industry sales grew at a compound rate of approximately 14%, from $10.2 billion in 1982 to $47.5 billion in 1993. As both manufacturers and customers increased their reliance on drug wholesalers in order to improve distribution and inventory efficiencies, the percentage of total pharmaceutical sales through wholesale drug distributors increased from approximately 59% in 1981 to approximately 75.5% in 1992 and is projected to increase to 85% by the year 2000. In addition to this increased reliance on distributors, sales of pharmaceuticals have also increased due to the aging of the population, the use of new and more expensive pharmaceuticals, and the use of outpatient drug therapies instead of extended, expensive hospital stays.

  The Company's business strategy is: (i) to increase its market share in current customer segments including hospitals and managed care providers; (ii) to improve operating efficiencies through additional facility consolidations and enhancements of management information systems; (iii) to target growth opportunities by pursuing new types of customers (including the Veterans' Administration and other governmental entities) and new facility locations (such as the facilities the Company recently opened in Dallas, Texas, Springfield, Massachusetts and Portland, Oregon); and (iv) to improve working capital and asset management.

  The Company's operating strategy is to maintain its long-standing structure as an organization of decentralized operating units. This structure provides local management with the discretion to set operating policies and to respond to customers' needs quickly and efficiently. In addition, the Company will continue to offer its customers services that assist in pricing and inventory management, and will maintain an above-industry-average number of inventory items or stock keeping units ("SKUs") to facilitate a high order fill-rate and faster product delivery.

  Over the past five years, the Company has focused on improving operating efficiencies. The Company undertook an extensive facility consolidation program, which reduced the total number of facilities from 31 in fiscal 1989 to 17 (including the three new facilities) today, in order to reduce operating expenses and working capital requirements, and it substantially upgraded its regional management information systems. As a result of the consolidation program, since fiscal 1989 the Company significantly increased revenues per facility and reduced, as a percentage of revenues, operating expenses and its investment in working capital. The Company has increased revenues per facility from $91.9 million in fiscal 1989 to $287 million in fiscal 1994, while reducing operating expenses as a percentage of revenues from 5.0% in fiscal 1989 to 3.4% in fiscal 1994. The Company believes its revenues per facility is among the highest, and its operating expenses, as a percentage of revenues, is among the lowest, in the drug wholesale industry.

  The outstanding common stock of the Company is owned by 399 Venture Partners Inc. ("VPI"), certain management employees (the "Management Investors"), current and former directors and certain others, including purchasers of debt incurred to finance the Acquisition (as defined herein). The Company was incorporated in Delaware in November 1988. AmeriSource was incorporated in Delaware in June 1985. The address of the principal executive office of the Company (also defined herein as "Distribution") and AmeriSource is P.O. Box 959, Valley Forge, Pennsylvania 19482, and their telephone number is
(610) 296-4480.

INDUSTRY OVERVIEW

  The Company has benefited from the dramatic growth of the full-service drug wholesale industry in the United States. Industry sales grew at a compound rate of approximately 14%, from $10.2 billion in 1982 to $47.5 billion in 1993. The factors causing this growth, and the sources of future growth for the industry, include (i) favorable demographics, (ii) the expanding role of the wholesaler,
(iii) the introduction of new and more expensive pharmaceuticals, (iv) the use of more outpatient drug therapies instead of extended, expensive hospital stays or surgical procedures and (v) rising pharmaceutical prices that exceeds the Consumer Price Index.

  Favorable Demographics. The number of individuals over age 65 in the United States has grown 23% from approximately 26 million in 1980 to approximately 32 million in 1990 and is projected to increase an additional 9% to more than 35 million by the year 2000. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total health care expenditures in the United States.

  Expanding Role of Wholesale Drug Distributors. Over the past decade, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen. The percentage of total pharmaceutical sales through wholesale drug distributors increased from approximately 59% in 1981 to approximately 75.5% in 1992 and is projected to increase to 85% by the year 2000. By focusing on order processing, inventory management and product delivery, wholesale drug distributors have been able to service customers more efficiently than pharmaceutical manufacturers. This allows manufacturers to allocate their resources to research and development, manufacturing and marketing their products. Customers have benefitted from this shift by having a single source of supply for a full line of pharmaceutical products as well as lower inventory costs, more timely and efficient delivery, and improved purchasing and inventory information. Certain customers (particularly independent drug stores, small chains and hospitals) have also benefitted from the range of value-added programs developed by wholesale drug distributors which are targeted to the specific needs of these customers.

  Introduction of New Pharmaceuticals. Advances in traditional pharmaceutical developments as well as the advent of new technologies, such as biotech drugs, have generated new compounds that are more effective in treating diseases. These developments have been responsible for significant increases in pharmaceutical sales. The Company believes that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry.

  Cost Containment Efforts. In response to rapidly rising health care costs, governmental and private payors have adopted cost containment measures which encourage, where appropriate, the use of efficient drug therapies to prevent or treat diseases instead of expensive prolonged hospital stays and surgical procedures. While national attention has been focused on the dramatic increase in overall health care costs, the Company believes drug therapy has had a beneficial impact on overall health care costs by reducing expensive surgeries and hospital stays. Pharmaceuticals account for less than 8% of healthcare costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost effective drug therapies.

  Pharmaceutical Manufacturing Price Increases. According to industry data, between 1988 and 1991 the Consumer Price Index for prescription products grew at a compound annual rate of 8.8%, outpacing the 4% annual rate for the overall Consumer Price Index. The Company believes that this increase has been due in large part to the relatively inelastic demand in the face of higher prices charged for patented drugs (as manufacturers have attempted to recoup costs associated with the development, clinical testing and Food and Drug Administration ("FDA") approval of new products). The Company believes that pharmaceutical price increases will continue to exceed increases in the overall Consumer Price Index, although not at the rates experienced historically.

  At the same time that sales through the wholesale drug industry have grown, the number of pharmaceutical wholesalers has decreased 59%, from 145 in 1980 to 60 as of December 31, 1993. In addition, as a result of this concentration, the top ten wholesalers in 1993 distributed approximately 88% of the industry's annual volume. Industry analysts expect this consolidation trend to continue during the 1990s, with the industry's largest companies increasing their percentage of total industry sales.
BUSINESS STRATEGY


  The Company's business strategy is: (i) to increase its market share in current customer segments including hospitals and managed care providers; (ii) to improve operating efficiencies through additional facility consolidations and enhancements of management information systems; (iii) to target growth opportunities by pursuing new types of customers and new facility locations; and (iv) to improve working capital and asset management.

  Increase Market Share in Existing Markets. The Company believes that its automated, high volume distribution facilities enable it to achieve an economies of scale advantage and to extend its business in these current markets. The Company intends to expand in the markets it currently serves by focusing on existing customer segments, such as hospitals and managed care providers, that are not fully serviced in its markets. The Company believes it is one of the leaders in serving the hospital market and believes this market offers substantial future growth opportunities. The Company believes that its increased sales in the hospital market are in part responsible for the improvements in the operating efficiencies and working capital management discussed below.

  Improve Operating Efficiencies. Over the past five years, the Company has focused on improving operating efficiencies through consolidation of facilities, reducing operating expenses as a percentage of revenues, lowering investment in working capital as a percentage of revenues, improving regional management information systems and divesting non-core businesses. Since fiscal 1989, the consolidation program has reduced the total number of facilities within the Company from 31 to 17 (including the three newly opened facilities) as of December 1, 1994. In conjunction with this reduction of facilities, the Company continued to increase its revenues in each fiscal year since 1989. During fiscal 1994, the Company's average revenue per facility was approximately $287 million, compared to the calendar year 1993 industry average of approximately $172.8 million. In addition, operating expenses as a percentage of revenues were reduced from 5.0% in fiscal 1989 to 3.4% for fiscal 1994. In the opinion of management, the Company's revenue per facility is among the highest, and the Company's operating expenses as a percentage of revenues are among the lowest, in the drug wholesale industry. The Company expects additional savings, as a percentage of revenues, to result from consolidations completed within the past twelve months. Additional consolidation opportunities are under review for implementation during the next two to three years.

  Target Growth Opportunities. The Company plans to pursue new types of customers, including government entities. Since 1993, the Company has been awarded eleven prime vendor contracts by the Veterans' Administration to provide pharmaceuticals to 184, or 80%, of the Veterans' Administration facilities nationwide. In addition, the Company has been awarded contracts to deliver pharmaceuticals to certain Department of Defense, Indian Health Service and Bureau of Prisons facilities. These facilities were formerly serviced directly by pharmaceutical manufacturers. By pursuing these opportunities, the Company believes that expansion opportunities may become available within or adjacent to markets currently served by the Company. The Company may take advantage of these situations by opening new distribution facilities such as the facilities the Company recently opened in Dallas, Texas, Springfield, Massachusetts and Portland, Oregon. In addition, the Company believes that industry consolidation pressure will continue, and that opportunities may arise to make selected acquisitions of existing facilities. These expansion opportunities could be used to fill gaps within the Company's current service area or to expand geographically.

  Improve Working Capital Management. Over the last five years, Amerisource has reduced its overall investment in net working capital through facility consolidations, by eliminating duplicate inventory investments, by limiting its investment in inventory in advance of manufacturers' price increases, through the use of computer-based purchasing systems, and through incentivizing management to maximize return on net assets employed. As a result, from September 30, 1989 to September 30, 1994, net working capital (on a FIFO basis) as a percentage of prior twelve month's revenues decreased from 11% to 6.1%, respectively.

OPERATING STRATEGY

  The Company's operating strategy is: (i) to maintain its long-standing structure as an organization of decentralized operating units; (ii) to continue to offer its customers services that assist in pricing and inventory management and (iii) to maintain an above-industry-average number of inventory items or SKUs to facilitate a high order fill-rate and faster product delivery.

  Decentralized Structure. The Company intends to maintain its long-standing structure as an organization of decentralized operating units. This structure provides local management with the discretion to set operating policies and to respond to customers' needs quickly and efficiently. Additionally, management of each operating unit has fiscal responsibility for its unit, and the operating unit's financial results affect management compensation. The Company believes its decentralized operating philosophy has facilitated in attracting and retaining experienced management at each of its facilities.

  Customized Services. The Company believes that its broad range of services assists in attracting new customers and developing customer loyalty. The Company is continually enhancing its services and packaging these services into programs designed to enable customers to improve sales and compete more effectively. The Company's Family Pharmacy (R) program, for example, provides independent pharmacies with many of the same services that chain drugstores have, including merchandising and pricing, shelf labels, store operations manuals, advertising and promotional campaigns, and monthly newsletters. The Company also distributes private label vitamins and health and beauty aids to member pharmacies under the Family Pharmacy (R) label, providing the retailer with higher profit margins. Under the Company's Prime Vendor program for hospitals, the Company services hospitals as a prime vendor distributor under long-term supply contracts, and the Company's PrimeNet (R) program allows hospital pharmacies to purchase as a group and to participate in the economies of collective purchasing. In addition, the Company offers Income RePax, Income Pax, Income Rx and Partner Pak programs to all of its customers. Under the Income RePax program, the Company purchases bulk quantities of pharmaceuticals from the manufacturer and repackages them into smaller dispensing units, allowing pharmacies to participate in bulk discount purchasing. The Company's Income Pax program provides customers with monthly promotional calendars highlighting vendor promotional programs available through the Company, the Income Rx program provides a wide range of reasonably priced generic pharmaceuticals to the Company's retail pharmacy customers and the Partner Pak program provides a quarterly promotional directory to the Company's pharmacy customers.

  Single Source Provider. The Company aims to become the single supplier of pharmaceuticals to each of its customers. The Company's operating units offer on average approximately 27,600 SKUs, higher than the 1993 industry average of 22,243. The Company's higher SKU count allows it to meet the needs of customers who require a broad variety of products, as demonstrated by the Company's consistently high order fill-rate, and positions it to pursue any customer segment in the market. The Company has managed to maintain its higher SKU count and high order fill-rates while maintaining an inventory turn ratio above the industry average.

BUSINESS OPERATIONS

  General. The Company currently operates 16 full-service drug wholesale distribution facilities and one specialty products distribution facility, organized into two groups, Eastern and Central, and seven regions across the United States. Several operating units of the Company have over 100 years of history in the business and are among the nation's first drug distribution houses. Unlike its more centralized competitors, the Company is structured as an organization of locally managed operating units. Each operating unit has retained its historic identity in its local market but operates under the AmeriSource name. Management of each operating unit has fiscal responsibility for its unit, and each operating unit has an established executive, sales and operations staff. The operating unit's results, including earnings and asset management goals, have a direct impact on management compensation. The operating units utilize the Company's corporate staff for marketing, financial, legal and executive management resources and corporate coordination of asset and working capital management.

  Customers and Markets. The Company's customer base is diverse, consisting of over 16,000 customers, including hospitals, independent community pharmacies and chain drug stores. The table below summarizes how the Company's customer sales mix has changed over time.

                                              FISCAL YEAR ENDED
                                                SEPTEMBER 30,
                                 ----------------------------------------------
                                    1991        1992        1993        1994
                                 ----------  ----------  ----------  ----------
                                            (DOLLARS IN MILLIONS)
Hospitals....................... $1,001  35% $1,253  38% $1,554  42% $1,968  46%
Independents(*).................  1,203  43   1,356  41   1,397  37   1,450  34
Chains..........................    623  22     721  21     768  21     884  20
                                 ------ ---  ------ ---  ------ ---  ------ ---
  Total......................... $2,827 100% $3,330 100% $3,719 100% $4,302 100%
                                 ====== ===  ====== ===  ====== ===  ====== ===

- - - --------
(*) Includes nursing homes and clinics.

  No single customer represented more than 10% of the Company's total business during fiscal 1994. The Company's top ten customers represented approximately 41% of total business during fiscal 1994. The Company believes it is less dependent on any single customer than its four largest competitors. A profile of each customer segment follows:

  . Hospitals. The Company believes it is one of the leaders in serving the hospital market segment, which is currently the fastest growing customer segment in the industry. Because hospitals purchase large volumes of high priced, easily handled pharmaceuticals, the Company benefits from quick turnover of both inventory and receivables and lower than average operating expenses. The contribution to overall AmeriSource sales from the hospital segment increased from 35% in fiscal 1991 to 46% in fiscal 1994, growing at a compounded rate of 25.3% over this period.

  . Independents. Independent community pharmacy owners represent the largest segment of the industry and provide the greatest opportunity for the Company's value-added services. In total, the Company currently has approximately 7,000 independent customers. The Company's sales to independent customers have risen at a compounded rate of 6.4% over the three-year period from fiscal 1991 through fiscal 1994 due to the general growth of this customer segment and to the success of the Company's customized marketing programs, such as its Family Pharmacy(R) program.

  . Chains. This category includes chain drug stores, food stores with pharmacies and the deep discount drug store segment. The Company's sales to chains have risen at a compounded rate of 12.4% over the three-year period from fiscal 1991 through fiscal 1994. This growth rate reflects the discontinuance of certain chain accounts, at the Company's election, because of their minimal profit contribution, offset by the Company entering into new contracts with several drug store chains. The Company plans to target the smaller chain business for which the Company can provide higher margin value-added services.

  Products and Services. The Company provides services which improve operating efficiencies of both its customers and suppliers. In addition, the Company strives to be the primary source of supply for its customers. To achieve these objectives, the Company is continually enhancing its services and packaging these services into programs designed to address the special needs of its various customer segments. These programs include a variety of management, merchandising and information processing services and programs, that enable customers to improve sales, operate more efficiently and compete more effectively.

  The proportion of the Company's sales attributable to pharmaceutical products is approximately 90% of sales in fiscal 1994. The Company believes this is due to the increased number of pharmaceutical SKUs, the higher average cost per SKU of pharmaceutical products, and the increase in pharmaceutical-only hospital business. The Company's operating units offer on average approximately 27,600 SKUs, higher than the calendar 1993 industry average of 22,243. The Company's higher SKU count allows it to provide full service to accounts requiring a broad variety of products, as demonstrated by the consistently high order fill-rate, and positions it to pursue any customer segment in the market. Each facility maintains an assortment of products suited to its local market requirements.

  As with the industry, the Company has increased sales of generic and multi-source pharmaceuticals over the past five years. Revenues attributable to the sale of generic and multi-source pharmaceuticals have increased to approximately $200 million today, more than twice what they were three years ago. These products generate higher gross profit margins for wholesalers than branded pharmaceuticals. It is estimated that sales of these products will double by 1996 due to the number of brands losing patent protection as well as third party payors' continuing emphasis on cost containment.

  The Company provides its customers with an electronic order entry system, which permits a customer to transmit orders daily from its place of business over regular telephone lines. Orders are transmitted to a regional computer through a hand-held data terminal provided by the Company to the customer. The computer automatically prepares invoices, case labels and customized price stickers and shelf labels. It also assures rapid order processing by generating picking lists and packing slips for Company employees. As a result, the customer can achieve better inventory balance and reduced inventory investment. As an additional benefit, the computer records the reduction in the Company's inventory quantities and compares the reduced quantities to a predetermined service level. If needed, a warehouse replenishment order is automatically generated which in many cases can be communicated electronically to a manufacturer's computer. As a result of electronic order entry, the costs of receiving and processing orders have not increased as rapidly as sales volume. During the past several years, virtually all orders were generated by customers using electronic order entry. The Company believes its electronic order entry system strengthens relationships with its customers and facilitates providing value-added services to customers as described below. The Company anticipates developing additional customized systems in the future. Basic programs are developed internally by the Company's in-house MIS professionals. These programs are tested on a small scale with certain of the Company's customers and then are introduced on a large scale once they have been tailored to the customers' needs.

  For its hospital and managed care customers, the Company has introduced ECHO(R)--a software program that provides ordering and inventory management assistance for pharmaceutical products. The ECHO(R) system, which is currently utilized by approximately 2,000 customers, is an interactive computerized method for reviewing pricing history, placing orders and tracing purchasing effectiveness. By creating a master file for each customer, the system automatically updates pricing data, monitors contract compliance, provides generic and therapeutic equivalent alternative purchase information and suggests order quantity information based on the customer's historical purchasing.

  The Company offers Prime Vendor and PrimeNet(R) programs to its hospital customers. Under the Prime Vendor program, the Company services hospitals as a prime vendor distributor under long-term supply contracts and provides its hospital customers with specially designed inventory reports, 24 hour emergency delivery services, and lower inventory management costs. Under the PrimeNet(R) program, the Company serves as the purchasing agent and distribution center for not-for-profit member hospitals, allowing them to participate in the economies of collective purchasing.

  The Family Pharmacy(R) program provides independent and small chain community pharmacy customers with many of the same services that chain drugstore competitors receive from their headquarter organizations. These services include merchandising and pricing information, shelf labels and plan-o-grams, readily identifiable logos, signs and store decor, store operations manuals, advertising and promotional campaigns, and monthly newsletters. The Company also distributes private label vitamins and health and beauty aids under the Family Pharmacy(R) label, which provides higher profit margins both to the Company and the retailer. The Family Pharmacy(R) program, initiated in 1982, had approximately 1,900 member stores as of September 30, 1994, and in effect constitutes America's fourth largest drug chain.

  For all customer segments, the Company offers its Income RePax, Income Pax, Income Rx and Partner Pak programs. The Income RePax drug repackaging program, through which the Company purchases bulk quantities of certain pharmaceuticals and repackages them into smaller dispensing units, enables pharmacists to market pharmaceuticals at prices competitive with those of national drug chain operations. The Company's repackaging facility, located in Louisville, Kentucky, is licensed by the FDA and maintains rigid quality control standards. Under the Income Pax program, the Company provides a monthly promotional calendar consisting of special promotional programs from nationally recognized suppliers. The Company's Income Rx generic program provides reasonably priced generic drugs to chain retail and hospital pharmacists. The Company reviews the market for generic values and incorporates them into the Income Rx program, relieving the pharmacist from the task of searching the market for the best value available. The Partner Pak program provides a quarterly promotional directory to approximately 4,500 of the Company's pharmacy customers. The directory chronicles current information relating to the Income Repax, Income Pax, Income Rx and Family Pharmacy(R) programs, highlights special purchase opportunities for selected products and supplies retail customers with advertising materials for use in promoting the products and their pharmacies.

  Sales and Marketing. The Company has an organization of over 200 sales professionals. A specially trained group of telemarketing/customer service representatives makes regular contact with customers regarding special offers. Within the sales organization, there is also a field force of 50 hospital representatives, including six regional hospital directors. The Company's corporate marketing department works with manufacturer suppliers to develop national programs and promotions. Tailored to specific customer classes, these programs can be further customized at the operating unit level to adapt to local market conditions. The marketing department gathers and disseminates information to each operating unit's purchasing and sales organization in order to enhance their competitive effectiveness.

  Operations. Each of the Company's operating units carries an inventory line necessary for its local market. The efficient distribution of small orders is possible through the extensive use of computerization and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. The Company delivers its products on a scheduled basis, including on a daily basis where required. It utilizes a fleet of owned and leased vans and trucks and contract carriers. Night picking operations in its distribution facilities have further reduced delivery time. According to customer need, orders can be delivered in fewer than 24 hours.

  The Company's 16 full service distribution facilities and one specialty products facility are organized into seven regions throughout the United States. The following table presents certain information regarding the Company's operating units.

                                       FISCAL YEAR ENDED SEPTEMBER 30,
                              --------------------------------------------------
                                1990      1991      1992      1993       1994
                              --------- --------- --------- --------- ----------
                               (DOLLARS IN MILLIONS; SQUARE FEET IN THOUSANDS)
Revenue.....................  $ 2,564.0 $ 2,827.2 $ 3,329.9 $ 3,719.0 $  4,301.8
Number of facilities........         19        19        18        16         15
Average revenue/facility....  $   134.9 $   148.8 $   185.0 $   232.4 $    286.8
Total square feet...........    1,420.1   1,476.5   1,486.0   1,444.3    1,394.1
Average revenue/square foot.  $ 1,806.0 $ 1,915.0 $ 2,241.0 $ 2,575.0 $ 3,086. 0

  Beginning in fiscal 1989, the Company undertook an extensive consolidation program, which reduced the total number of facilities within the Company from 31 to 17 as of December 1, 1994. During the course of this consolidation program, the Company continued to increase its revenues in each fiscal year. Today, the Company operates some of the largest and most efficient warehouse facilities in the industry. During fiscal 1994, the Company's average revenue per facility was approximately $287 million, compared to the calendar 1993 industry average of $172.8 million. Five facilities have annual volume of over $400 million and an additional seven facilities have annual volume in excess of $175 million, which provides the Company significant leverage of fixed overhead and other costs. Average revenue per square foot for fiscal 1993 was $2,575, which was higher than the 1993 industry average of $2,256. For fiscal 1994, the Company's average revenue per square foot was $3,086.

  Purchasing and Suppliers. Purchasing is centralized on a regional basis in five major locations. Computerized inventory management systems and computer linkups with many of its suppliers enable the Company to purchase and manage its inventories more efficiently. This, in turn, enables the Company to provide just-in-time inventory management to customers. Computerized inventory management helps the Company minimize obsolete inventory and maximize inventory return-on-investment.

  The Company purchases pharmaceutical and other products from a number of manufacturers, none of which account for more than approximately 7% of its purchases. The five largest suppliers in fiscal 1994 accounted for approximately 27% of total purchases. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The loss of a contract with a principal supplier could adversely affect the Company's business because many suppliers are the sole manufacturers of certain pharmaceuticals under their exclusive patents. To continue serving its customers, the Company would have to purchase these patented pharmaceuticals from other distributors on less favorable terms. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of a supplier's products in inventory. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The Company believes that its relationships with its suppliers are good.

  The Company aims to become the single supplier of pharmaceuticals to each of its customers. The Company's operating units offer on average approximately 27,600 SKUs, higher than the 1993 industry average of 22,243. The Company's higher SKU count allows it to meet the needs of customers who require a broad variety of products, as demonstrated by the Company's consistently high order fill-rate and positions it to pursue any customer segment in the market. The Company has managed to maintain its highest SKU count and high order fill-rates while maintaining an inventory turn ratio above the industry average.

  While each facility on average carries a broad range of items from approximately 800 suppliers, purchases are concentrated among the top 25 manufacturers and about 250 items (SKUs). It is estimated that products from these 25 manufacturers account for approximately half the total annual sales volume of the Company.

  Management Information Systems. Management information systems serve several important functions in the Company's business. Due to the large volume of transactions processed, the quality and reliability of the internal management information systems and the accuracy and timeliness of the financial controls they produce are important for maximizing profitability. The Company's management information systems also provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. In addition, the Company's management information systems form the basis for a number of the value-added services the Company provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updates and price labels.

  Each region is responsible for maintaining its own management information system. All of the Company's regions utilize IBM computer equipment and complementary software packages. The Company believes that its management information systems are capable of serving the Company's needs for the foreseeable future. The Company has instituted programs to centralize selected management information system functions, such as purchasing in advance of manufacturers' price increases and inventory level monitoring. In addition, during fiscal 1993, the Company installed a corporate clearinghouse computer that will act as a central depository for information on sales, products, vendors, customers and contracts. This has enhanced the information the Company provides to its large hospital group and chain customers, which span regional boundaries, and has increased the quality of information available to corporate and regional management. The Company believes that the clearinghouse computer has increased productivity by reducing the cost of making changes to application programs common to each region, and will enable the Company to centralize selected administrative functions that are currently performed regionally.

COMPETITION

  The Company engages in the wholesale distribution of pharmaceuticals, health and beauty aids and other products in a highly competitive environment. The Company competes with numerous national and regional distributors, including McKesson Corporation, Bergen Brunswig Corporation, Cardinal Health, Inc. and FoxMeyer Corporation. In addition, the Company competes with local distributors, direct-selling manufacturers and other specialty distributors. Competitive factors include price, service and delivery, credit terms, breadth of product line, customer support and marketing programs.

EMPLOYEES

  As of September 30, 1994, the Company employed approximately 2,370 persons, of which approximately 2,154 were full-time employees. Approximately 11% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

REGULATORY MATTERS

  The United States Drug Enforcement Administration, the FDA and various state boards of pharmacy regulate the distribution of pharmaceutical products and controlled substances, requiring wholesale distributors of these substances to register for permits and to meet various security and operating standards. As a wholesale distributor of pharmaceuticals and certain medical/surgical products, the Company is subject to these regulations. The Company has received all necessary regulatory approvals and believes that it is in substantial compliance with all applicable wholesale distribution requirements.

  The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants and indicated that if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability that has been recorded. The accrued liability, which is reflected in other long-term liabilities on the Company's consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

ITEM 2. PROPERTIES

  As of December 1, 1994, the Company conducted its business from office and operating unit facilities at 26 locations throughout the United States. In the aggregate, the Company's operating units occupy approximately 1.5 million square feet of office and warehouse space, of which approximately 754,000 square feet is owned and the balance is leased under lease agreements with expiration dates ranging from 1995 to 2009. The facilities range in size from approximately 3,900 square feet to 151,000 square feet. Leased facilities are located in the following states: Kentucky, Massachusetts, Minnesota, New Jersey, Ohio, Oregon, Pennsylvania, Tennessee and Texas. Owned facilities are located in the following states: Georgia, Indiana, Kentucky, Maryland, Missouri, Ohio, Pennsylvania, Tennessee and Virginia.

ITEM 3. LEGAL PROCEEDINGS

  AmeriSource has been named as a defendant in several lawsuits based upon alleged injuries and deaths attributable to the product L-Tryptophan. AmeriSource did not manufacture L-Tryptophan; however, prior to an FDA recall, AmeriSource did distribute products containing L-Tryptophan from several of its vendors. The Company believes that AmeriSource is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to these lawsuits and any other lawsuits involving L-Tryptophan in which AmeriSource may be named in the future. To date, the indemnity to AmeriSource in such suits has not been in dispute and, although the Company believes it is unlikely it will incur any loss as a result of such lawsuits, the Company believes that its insurance coverage and supplier endorsements are adequate to cover any losses should they occur.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed by independent retail pharmacies in the United States District Court for the Southern District of New York. Plaintiffs seek to establish these lawsuits and over thirty-four others (to which the Company is not a party) filed by other pharmacies as class actions. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiffs and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. These actions have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. Effective October 26, 1994, the Company entered into a Judgment Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  AmeriSource is a party to various lawsuits arising in the ordinary course of business. AmeriSource , however, does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (No response to this Item is required.)

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Distribution is the only record holder of AmeriSource's common stock.

  There is no established public trading market for Distribution's Class A Common Stock and Class B Common Stock. As of December 15, 1994, there were 24 record holders of Distribution's Class A Common Stock and 11 record holders of Distribution's Class B Common Stock.

  Distribution's Class C Common Stock was held by approximately 12 holders of record as of September 30, 1994. The Class C Common Stock trades on a limited basis in the over-the-counter market, and information concerning the historical trading prices for the Class C Common Stock is not published by nationally-recognized independent sources.

  AmeriSource has not paid any dividends to Distribution and no cash dividends have been declared on any class of Distribution's common stock. Restrictions contained in AmeriSource's and Distribution's financial arrangements currently materially limit their ability to pay dividends. The credit agreement with AmeriSource's senior lenders currently limits Distribution's ability to pay dividends, and the credit agreement and the indentures for AmeriSource's 14 1/2% Senior Subordinated Notes due 1999 and 14 1/2% Senior Subordinated Notes due 1999, Series A (collectively, the "Notes") allow AmeriSource to pay only limited dividends to Distribution for specified purposes, such as to allow Distribution to make payments with respect to certain specified indebtedness, to pay expenses and to repurchase securities pursuant to the terms of certain management investment and incentive plans. The indentures for the Notes, in addition, allow AmeriSource to make dividend payments if certain financial tests are met; however, AmeriSource does not currently meet these financial tests. On December 13, 1994, notices for redemption of the Notes were mailed to noteholders that specified a redemption date of January 12, 1995.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data are derived from the audited consolidated financial statements of AmeriSource and Distribution. This data should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                      AMERISOURCE
                         ---------------------------------------------------------------------
                             YEAR          YEAR          YEAR          YEAR          YEAR
                             ENDED         ENDED         ENDED         ENDED         ENDED
                         SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                         ------------- ------------- ------------- ------------- -------------
                             1994          1993          1992          1991          1990
                         ------------- ------------- ------------- ------------- -------------
Revenues................  $4,301,832    $3,718,960    $3,329,909    $2,827,161    $2,564,008
Net Income (Loss).......    (207,728)        1,190           683       (14,532)      (20,549)
Total Assets............     705,955       862,814       848,687       782,357       756,894
Long-Term Debt..........     343,562       420,111       492,640       479,616       458,656
Per Share (1)

- - - --------
(1) Income (loss) per share of AmeriSource is not presented, as all of AmeriSource's common stock is owned by Distribution.

                                                      DISTRIBUTION
                          ---------------------------------------------------------------------
                              YEAR          YEAR          YEAR          YEAR          YEAR
                              ENDED         ENDED         ENDED         ENDED         ENDED
                          SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                          ------------- ------------- ------------- ------------- -------------
                              1994          1993          1992          1991          1990
                          ------------- ------------- ------------- ------------- -------------
Revenues................   $4,301,832    $3,719,025    $3,329,909    $2,827,161    $2,564,008
Net Income (Loss).......     (207,671)      (18,618)       (6,476)      (23,319)      (29,489)
Total Assets............      711,644       867,944       848,474       783,145       756,932
Long-Term Debt..........      487,575       549,220       587,983       570,939       539,682
Per Share
 Primary Earnings
  (Loss)................       (41.53)        (3.72)        (1.30)        (4.66)        (5.90)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following presents a separate discussion and analysis of financial condition and results of operations for AmeriSource Corporation, the operating company, and for AmeriSource Distribution Corporation, the operating company consolidated with its parent.

                            AMERISOURCE CORPORATION

  The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.

RESULTS OF OPERATIONS

                                         YEAR          YEAR          YEAR
                                         ENDED         ENDED         ENDED
                                     SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                         1994          1993          1992
                                     ------------- ------------- -------------
Revenues............................  $4,301,832    $3,718,960    $3,329,909
Cost of goods sold..................   4,066,641     3,509,587     3,130,186
                                      ----------    ----------    ----------
  Gross profit......................     235,191       209,373       199,723
Operating expenses:
  Selling and administrative........     142,393       129,908       125,672
  Environmental remediation.........       4,075
  Depreciation......................       6,640         5,809         5,384
  Amortization of intangibles.......       4,147         5,467         5,549
  Write-off of excess of cost over
   net assets acquired..............     179,824
                                      ----------    ----------    ----------
  Operating income (loss)...........    (101,888)       68,189        63,118
  Interest expense--in cash.........      43,734        42,561        49,757
  Amortization of deferred financing
   costs............................       3,539         3,862         4,004
  Non-recurring charges.............                     2,223         2,244
                                      ----------    ----------    ----------
Income (loss) before taxes,
 extraordinary items and cumulative
 effects of accounting changes......    (149,161)       19,543         7,113
Taxes on income.....................      23,080        12,953         6,649
                                      ----------    ----------    ----------
Income (loss) before extraordinary
 items and cumulative effects of
 accounting changes.................    (172,241)        6,590           464
Extraordinary charge--early
 retirement of debt, net of income
 tax benefit........................        (442)       (5,884)
Extraordinary credit--reduction of
 income tax provision from
 carryforward of prior year
 operating losses...................                       484           219
Cumulative effect of change in
 accounting for postretirement
 benefits other than pensions.......      (1,199)
Cumulative effect of change in
 accounting for
 income taxes.......................     (33,846)
                                      ----------    ----------    ----------
  Net income (loss).................  $ (207,728)   $    1,190    $      683
                                      ==========    ==========    ==========

YEAR ENDED SEPTEMBER 30, 1994 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1993

  Revenues of $4.3 billion for the fiscal year ended September 30, 1994 represented an increase of 15.7% over the amount reported for the fiscal year ended September 30, 1993, reflecting real volume growth as well as the pass through to customers of price increases from manufacturers. Approximately one-tenth of the revenue increase resulted from higher selling prices. As compared with the prior fiscal year, sales to hospitals grew by 27%, sales to chain drug stores, excluding brokerage business, increased by 8% and sales to independent drug store customers increased by 4%. During 1994, sales to hospitals accounted for 46% of total revenues, while sales to independent drug stores represented 34% and sales to chain drug stores, 20% of the total.

  Gross profit of $235.2 million for 1994 increased by 12.3% over 1993, primarily due to the increase in revenues. As a percentage of revenues, gross profit declined to 5.47% in 1994 from 5.63% in 1993. The reduction in the gross profit percentage resulted from continued industry price competition and increased sales to larger volume, lower margin customers, such as hospitals.

  Selling and administrative expenses for 1994 were $142.4 million compared to $129.9 million for 1993, an increase of 9.6%. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume. Continued emphasis on cost containment programs as well as the economies associated with the significant revenue growth, reduced overall selling and administrative expenses as a percentage of revenues to 3.3% in 1994 from 3.5% in 1993.

  Operating expenses in 1994 include a provision of $4.1 million to cover the expected environmental remediation costs with respect to the Company's former Charleston, South Carolina distribution center. In addition, in the third quarter of fiscal 1994, the Company completed a detailed evaluation of the recovery of the recorded value of the excess of cost over net assets acquired ("goodwill") and concluded that projected operating results would not support the future recovery of the remaining goodwill balance. Accordingly, the Company wrote off the remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994.

  Interest expense which is payable currently (cash interest), principally related to the revolving credit facility and the senior subordinated notes, was $43.7 million in 1994 as compared with $42.6 million in 1993, an increase of 2.8%. The increase was as a result of higher interest rates on the Company's variable rate borrowings offset in part by lower variable rate borrowing levels and the reduction in principal amount of the senior subordinated notes. Interest expense in 1994 reflects reductions as a result of the purchase and retirement of an aggregate principal amount of $8.9 million of senior subordinated notes, which occurred during the fourth quarter of fiscal 1993 and first quarter of fiscal 1994. Interest expense in 1994 includes $621,000 paid to the holders of an aggregate of $165.7 million in principal amount of senior subordinated notes (see Note 4 of "Notes to Consolidated Financial Statements"). During 1994, the average outstanding debt level was $430 million at an average interest rate of 10.0%. In 1993, the comparable average outstanding debt level was $444 million at an average interest rate of 9.6%. Interest expense in 1994 includes $3.5 million in amortization of financing fees as compared with $3.9 million in 1993.

  Income taxes provided have been determined as if the Company filed a tax return on a separate entity basis. As noted below, the Company changed its method of accounting for income taxes effective October 1, 1993. The extraordinary charge of $679,000 in 1994, net of a tax benefit of $237,000, relates to the purchase and retirement of an aggregate principal amount of $4.4 million of senior subordinated notes.

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

YEAR ENDED SEPTEMBER 30, 1993 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1992

  Revenues for the fiscal year ended September 30, 1993 were $3.7 billion, an increase of 11.7% over the $3.3 billion in revenues for 1992. The revenue growth, which occurred for all customer groups, was attributable to the addition of new accounts, increased sales to existing accounts through value added services and price increases. Price increases accounted for approximately one-fourth of the revenue increase in 1993. As compared with the prior fiscal year, sales to hospitals increased by 24%, sales to independent drug store customers increased by 3% and sales to chain stores grew by 7%. Sales to hospitals accounted for 42% of total revenues in 1993, while sales to independent drug stores represented 37% and sales to chain drug stores, 21% of the total.

  As a percentage of revenues, gross profit declined to 5.6% in 1993 from 6.0% in 1992. The decline in 1993 resulted from: increased sales to large volume, lower margin and lower-cost-to-service customers, principally hospitals; price competition within the industry; and a reduction in inventory purchasing gains associated with the decline in the rate and frequency of manufacturer price increases.

  Selling and administrative expenses for the year ended September 30, 1993 were $129.9 million, or 3.5% of revenues, compared to $125.7 million, or 3.8% of revenues for the prior year. Selling and administrative expenses, which increased by $4.2 million, or 3.4% from the prior year, reflect the economies associated with the revenue growth and reductions due to cost containment measures and productivity improvements. The expense percentage improvement in 1993 also reflects the partial benefits of two distribution facility consolidations completed during the latter part of 1993. Expenses in 1993 include $1 million in costs incurred with respect to the two completed facility consolidations as well as an additional consolidation which was begun in late 1993 and is expected to be completed during the first quarter of fiscal 1994.

  As a result of the above, operating income increased 8.0%, or $5.1 million, to $68.2 million for the fiscal year ended September 30, 1993 in comparison to the prior year, while operating income as a percentage of revenues was 1.83% in 1993 versus 1.90% in 1992.

  Interest expense which is payable currently (cash interest), principally related to the revolving credit facility and the senior subordinated notes, was $42.6 million in 1993 as compared with $49.8 million in 1992, a decrease of 14.5%. The decrease is attributable to reduced borrowings and lower average interest rates. During 1993, the average outstanding debt level was $444 million at an average interest rate of 9.6%. In 1992, the comparable average outstanding debt level was $480 million at an average interest rate of 10.3%. Interest expense in 1993 includes $3.9 million in amortization of financing fees as compared with $4.0 million in 1992.

  The non-recurring charges in 1993 consist of $1,254,000 in losses on the disposal of three warehouses and charges of $969,000 for the write-down to net realizable value of two additional warehouses no longer in operation which are designated for sale. The non-recurring charges in 1992 consist of a loss of $287,000 incurred on the sale of a warehouse no longer in operation and the write-off of $1,957,000 in professional fees incurred in connection with a public offering attempted during 1992 which was later abandoned due to market conditions.

  Income tax expense has been determined as if the Company filed a tax return on a separate entity basis. Income tax expense in 1993 has been computed on a regular tax basis. The effective tax rate in 1993 differed from the federal statutory rate primarily as a result of the non-deductibility of the goodwill amortization and the effect of timing differences for which no deferred tax benefits were provided. Income tax expense in 1992 was computed based on the alternative minimum tax system.

  The extraordinary charge of $9.9 million, net of a tax benefit of $4.0 million relates to the write-off of unamortized financing fees relating to the refinancings of the revolving credit facility and Distribution's debt and premiums paid on the purchase and retirement of a portion of the senior subordinated notes. The extraordinary credits in 1993 and 1992 represent the utilization of net operating losses carried forward from earlier periods.

INFLATION

  The Company uses the LIFO method of accounting in order to minimize the effect of inflation on inventory value. Under this method, the effect of suppliers' price increases is charged directly to cost of goods sold. Concurrently, the Company increases selling prices, where possible, in order to maintain its gross profit margin. The effect of price inflation, as measured by the excess of LIFO costs over FIFO costs, was $5.3 million in 1994, $13.5 million in 1993 and $13.2 million in 1992.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's operating results have generated sufficient cash flows which, together with borrowings under the revolving credit facility and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures and interest currently payable on outstanding debt. Future cash flows are expected to be sufficient to fund capital expenditures and interest currently payable over the near-term.

  During the fiscal year ended September 30, 1994, operating activities provided cash of $83.9 million, compared to a generation of $100.7 million in cash during the fiscal year ended September 30, 1993. Accounts receivable and merchandise inventories increased during fiscal 1994 by $24.9 million and $5.3 million, respectively, offset by an increase of $70.2 million in accounts payable. The increases in accounts receivable and merchandise inventories are commensurate with the Company's revenue growth. A portion of the increase in merchandise inventories was the result of the opening of the Dallas, Texas distribution facility, which occurred in the first quarter of fiscal 1994. Operating cash uses during fiscal 1994 included $46.1 million in interest payments and $3.9 million in income tax payments.

  Capital expenditures required for the Company's business historically have not been substantial. Capital expenditures for the fiscal year ended September 30, 1994 were $8.5 million and related principally to improvements in warehouse distribution and management information systems. Capital expenditures for fiscal 1995 are projected to approximate $9.5 million. Cash used in financing activities during fiscal 1994 included $5.0 million in payments associated with the redemption of an aggregate principal amount of $4.4 million of senior subordinated notes. As a result of the cash generated during fiscal 1994, borrowings under the Company's revolving credit facility were reduced to $175.9 million at September 30, 1994 from the $248.0 million outstanding at September 30, 1993.

  The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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

  The goodwill was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an inability to recover the value of goodwill. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.47% in fiscal 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in the Company's indebtedness; and an accumulated deficit in Distribution's retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

  During the period since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. As a result of the negative impact of these factors to date, and the Company's expectation that such factors will continue to negatively impact operating results into the foreseeable future, the Company initiated a detailed evaluation of the long-term expected effects of these factors on the ability to recover the recorded value of goodwill over its remaining estimated life. Based on current industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company has revised its operating projections and has concluded that the projected operating results (the "Projection") would not support the future recovery of the remaining goodwill balance.

  The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximates the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of the Projection.

  The Company's Projection assumes that, based on current industry conditions and competitive pressures, future revenue growth will approximate 12.6% in the near-term gradually declining to approximately 5% over the longer-term. These assumptions reflect expected benefits in the near-term from continued industry consolidation, and an expectation that manufacturers will continue to increase their reliance on wholesalers in their own cost control measures in the face of healthcare reform. Over the next five to ten year period, growth in revenue is expected to moderate as the industry consolidation trend is completed, and over the long-term (next twenty years), stable growth of 5% is assumed. The gross profit percentage is projected to gradually decline over the projected period from the current rate to 3.60% in the fiscal year 2000 and to 2.68% in the longer term. The short-term gross profit declines reflect the impact of the worsened trends in 1994 caused by consolidation of certain major competitors and deteriorated gross profit margins from existing contracts with certain group purchasing organizations. The long-term decline in gross profit reflects the Company's belief that continued industry wide competitive pricing pressures will drive margins down, as the consolidated industry attempts to maintain market share. Operating expenses are projected to increase 6% per year in the near-term and 5% per year in the longer-term principally reflecting the Company's expectations regarding inflation. Working capital levels (as a percentage of revenues) are projected to improve as the Company aggressively manages its investment in receivables and inventory over the projected period. For purposes of the Projection, the Company has assumed that it will be able to refinance its current revolving credit facility when it expires in 1996. For purposes of the Projection, the Company has assumed that it will be able to increase its variable rate borrowings to finance increasing working capital and interest payment requirements. In order to meet the working capital and interest payment requirements projected in fiscal year 2000, the revolving credit facility will have to be increased to $460 million. Interest rates on the variable rate revolving credit facility were assumed to increase to 9.75% to reflect current expectations of future short-term borrowing rates. The Projection also indicates that cash flow from operations will not be sufficient to satisfy maturities of the Company's fixed rate debt obligations, which consist of the 14 1/2% senior subordinated notes due in fiscal 1998 and fiscal 1999 and the 11 1/4% senior debentures due in fiscal 2005. The Projection assumes that these fixed rate debt obligations will be refinanced at the time of the scheduled maturities at identical interest rates. Unless the Company is able to develop successful strategic, operating or financing initiatives which would change these assumptions, the projected future operating results based on these assumptions is the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends.

  The Projection reflects significant cumulative losses indicating that the carrying value of goodwill is not recoverable. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believes the reliability of any projection over such an extended period is highly uncertain, the Projection also indicates that the Company's long-term viability will require modification of its current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the Projection indicates that in fiscal 1998 cash flow from operations will not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believes and the Projection indicates, that cash flow generated from operations in the near-term (fiscal years 1995 through 1997) is sufficient to service its current debt obligations. No assurance can be given that the Company will be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

  In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). As contemplated by the Receivables Program, the Company formed and capitalized ARC through a contribution of $40 million. Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates") representing a right to receive a variable principal amount. Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate and (b) the federal funds rate plus 50 basis points or (ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points. The interest rates for the Certificates are subject to step-ups to a maximum amount of an additional 100 basis points over the otherwise applicable rate.

  At the same time that it entered into the Receivables Program, the Company and its senior lenders amended its existing Credit Agreement. Among other things, the Amended and Restated Credit Agreement: (i) extended the term of the Credit Agreement until January 3, 2000; (ii) established the amount the Company may borrow at $380 million; (iii) reduced the initial borrowing rate to LIBOR plus 225 basis points and provided for further interest rate stepdowns upon the occurrence of certain events; (iv) modified the borrowing base availability from inventory and receivable based to inventory based; and
(v) increased the Company's ability to make acquisitions and pay dividends.

  Contemporaneously with the consummation of the Receivables Program and the execution of the Amended and Restated Credit Agreement, the Company called for optional redemption all of the outstanding Notes and New Notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995.

                      AMERISOURCE DISTRIBUTION CORPORATION

  The following discussion should be read in conjunction with the Consolidated Financial Statements contained elsewhere herein.

RESULTS OF OPERATIONS

                                          YEAR          YEAR          YEAR
                                          ENDED         ENDED         ENDED
                                      SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                          1994          1993          1992
                                      ------------- ------------- -------------
Revenues.............................  $4,301,832    $3,719,025    $3,329,909
Cost of goods sold...................   4,066,641     3,509,587     3,130,186
                                       ----------    ----------    ----------
  Gross profit.......................     235,191       209,438       199,723
Operating expenses:
  Selling and administrative.........     142,497       130,338       125,696
  Environmental remediation..........       4,075
  Depreciation.......................       6,640         5,809         5,384
  Amortization of intangibles........       4,147         5,467         5,549
  Write-off of excess of cost over
   net assets acquired...............     179,824
                                       ----------    ----------    ----------
  Operating income (loss)............    (101,992)       67,824        63,094
  Interest expense--in cash..........      43,734        42,354        49,757
  Interest expense--pay in kind......      14,904        20,402        17,264
  Amortization of deferred financing
   costs.............................       3,973         3,940         4,004
  Non-recurring charges..............                     2,223         2,244
                                       ----------    ----------    ----------
(Loss) before taxes, extraordinary
 items and cumulative effects of
 accounting changes .................    (164,603)       (1,095)      (10,175)
Taxes on income......................       7,814         6,379         2,649
                                       ----------    ----------    ----------
  (Loss) before extraordinary items
   and cumulative effects of
   accounting changes................    (172,417)       (7,474)      (12,824)
Extraordinary charge--early
 retirement of debt, net of income
 tax benefit.........................        (656)      (11,890)
Extraordinary credits:
  Settlement of litigation...........                                   4,486
  Reduction of income tax provision
   from carryforward of prior year
   operating losses..................                       746         1,862
Cumulative effect of change in
 accounting for postretirement
 benefits other than pensions........      (1,199)
Cumulative effect of change in
 accounting for income taxes.........     (33,399)
                                       ----------    ----------    ----------
  Net (loss).........................  $ (207,671)   $  (18,618)   $   (6,476)
                                       ==========    ==========    ==========

YEAR ENDED SEPTEMBER 30, 1994 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1993

  Revenues of $4.3 billion for the fiscal year ended September 30, 1994 represented an increase of 15.7% over the amount reported for the fiscal year ended September 30, 1993, reflecting real volume growth as well as the pass through to customers of price increases from manufacturers. Approximately one-tenth of the revenue increase resulted from higher selling prices. As compared with the prior fiscal year, sales to hospitals grew by 27%, sales to chain drug stores, excluding brokerage business, increased by 8% and sales to independent drug store customers increased by 4%. During 1994, sales to hospitals accounted for 46% of total revenues, while sales to independent drug stores represented 34% and sales to chain drug stores, 20% of the total.

  Gross profit of $235.2 million for 1994 increased by 12.3% over 1993, primarily due to the increase in revenues. As a percentage of revenues, gross profit declined to 5.47% in 1994 from 5.63% in 1993. The reduction in the gross profit percentage resulted from continued industry price competition and increased sales to larger volume, lower margin customers, such as hospitals.

  Selling and administrative expenses for 1994 were $142.5 million compared to $130.3 million for 1993, an increase of 9.3%. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume. Continued emphasis on cost containment programs as well as the economies associated with the significant revenue growth, reduced overall selling and administrative expenses as a percentage of revenues to 3.3% in 1994 from 3.5% in 1993.

  Operating expenses in 1994 include a provision of $4.1 million to cover the expected environmental remediation costs with respect to the Company's former Charleston, South Carolina distribution center. In addition, in the third quarter of fiscal 1994, the Company completed a detailed evaluation of the recovery of the recorded value of the excess of cost over net assets acquired ("goodwill") and concluded that projected operating results would not support the future recovery of the remaining goodwill balance. Accordingly, the Company wrote off the remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994.

  Interest expense which is payable currently (cash interest), principally related to the revolving credit facility and the senior subordinated notes, was $43.7 million in 1994 as compared with $42.4 million in 1993, an increase of 3.3%. The increase was as a result of higher interest rates on the Company's variable rate borrowings offset in part by lower variable rate borrowing levels and the reduction in principal amount of the senior subordinated notes. Interest expense in 1994 reflects reductions as a result of the purchase and retirement of an aggregate principal amount of $8.9 million of senior subordinated notes, which occurred during the fourth quarter of fiscal 1993 and first quarter of fiscal 1994. Interest expense in 1994 includes $621,000 paid to the holders of an aggregate of $165.7 million in principal amount of senior subordinated notes (see Note 4 of "Notes to Consolidated Financial Statements"). During 1994, the average outstanding debt level was $430 million at an average interest rate of 10.0%. In 1993, the comparable average outstanding debt level was $441 million at an average interest rate of 9.6%. The decrease in interest expense which is not currently payable (pay-in-kind interest) of $5.5 million was due to the refinancing in July, 1993 of the 18% senior subordinated debentures, 18 1/2% merger debentures and 19 1/2% junior subordinated debentures with the 11 1/4% senior debentures. Interest expense in 1994 includes $4.0 million in amortization of financing fees as compared with $3.9 million in 1993.

  Income taxes provided in 1994 and 1993 have been determined based on the alternative minimum tax system. As noted below, the Company changed its method of accounting for income taxes effective October 1, 1993. The extraordinary charge of $679,000, net of a tax benefit of $23,000, relates to the purchase and retirement of an aggregate principal amount of $4.4 million of senior subordinated notes.

  Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106) and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109). The Company recorded, as of October 1, 1993, a total of $34.6 million in non-cash charges to net income for the effects of transition to these two new standards. Statement 106 requires that the expected cost of providing postretirement medical benefits be accrued during employees' working years rather than on a pay-as-you-go basis as was previously permitted. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $1.2 million as of October 1, 1993. Statement 109 requires a change in the method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred taxes result from differences between the tax and financial reporting bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $33.4 million as of October 1, 1993, principally related to the provision of deferred income taxes to reflect the tax consequences on future years of the difference between the tax and financial reporting basis of merchandise inventories.

YEAR ENDED SEPTEMBER 30, 1993 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1992

  Revenues for the fiscal year ended September 30, 1993 were $3.7 billion, an increase of 11.7% over the $3.3 billion in revenues for 1992. The revenue growth, which occurred for all customer groups, was attributable to the addition of new accounts, increased sales to existing accounts through value added services and price increases. Price increases accounted for approximately one-fourth of the revenue increase in 1993. As compared with the prior fiscal year, sales to hospitals increased by 24%, sales to independent drug store customers increased by 3% and sales to chain stores grew by 7%. Sales to hospitals accounted for 42% of total revenues in 1993, while sales to independent drug stores represented 37% and sales to chain drug stores, 21% of the total.

  As a percentage of revenues, gross profit declined to 5.6% in 1993 from 6.0% in 1992. The decline in 1993 resulted from: increased sales to large volume, lower margin and lower-cost-to-service customers, principally hospitals; price competition within the industry; and a reduction in inventory purchasing gains associated with the decline in the rate and frequency of manufacturer price increases.

  Selling and administrative expenses for the year ended September 30, 1993 were $130.3 million, or 3.5% of revenues, compared to $125.7 million, or 3.8% of revenues for the prior year. Selling and administrative expenses, which increased by $4.6 million, or 3.7% from the prior year, reflect the economies associated with the revenue growth and reductions due to cost containment measures and productivity improvements. The expense percentage improvement in 1993 also reflects the partial benefits of two distribution facility consolidations completed during the latter part of 1993. Expenses in 1993 include $1 million in costs incurred with respect to the two completed facility consolidations as well as an additional consolidation which was begun in late 1993 and is expected to be completed during the first quarter of fiscal 1994.

  As a result of the above, operating income increased 7.5%, or $4.7 million, to $67.8 million for the fiscal year ended September 30, 1993 in comparison to the prior year, while operating income as a percentage of revenues was 1.82% in 1993 versus 1.89% in 1992.

  Interest expense which is payable currently (cash interest), principally related to the revolving credit facility and the senior subordinated notes, was $42.4 million in 1993 as compared with $49.8 million in 1992, a decrease of 14.9%. The decrease is attributable to reduced borrowings and lower average interest rates. During 1993, the average outstanding debt level was $441 million at an average interest rate of 9.6%. In 1992, the comparable average outstanding debt level was $480 million at an average interest rate of 10.3%. Interest expense in 1993 includes $3.9 million in amortization of financing fees as compared with $4.0 million in 1992. Interest on the senior debentures, senior subordinated debentures, merger debentures and junior subordinated debentures which, at the option of the Company, is not currently payable (pay in kind interest), amounted to $20.4 million in 1993 as compared with $17.3 million in 1992.

  The non-recurring charges in 1993 consist of $1,254,000 in losses on the disposal of three warehouses and charges of $969,000 for the write-down to net realizable value of two additional warehouses no longer in operation which are designated for sale. The non-recurring charges in 1992 consist of a loss of $287,000 incurred on the sale of a warehouse no longer in operation and the write-off of $1,957,000 in professional fees incurred in connection with a public offering attempted during 1992 which was later abandoned due to market conditions.

  Income tax expense in both 1993 and 1992 was computed based on the alternative minimum tax system. The extraordinary charge of $16.7 million, net of a tax benefit of $4.8 million, relates to the write-off of unamortized financing fees relating to the refinancings of the revolving credit facility and Distribution's debt and premiums paid on the purchase and retirement of a portion of the senior subordinated notes. The extraordinary credits for income taxes in 1993 and 1992 represent the utilization of net operating losses carried forward from earlier periods.

INFLATION

  The Company uses the LIFO method of accounting in order to minimize the effect of inflation on inventory value. Under this method, the effect of suppliers' price increases is charged directly to cost of goods sold. Concurrently, the Company increases selling prices, where possible, in order to maintain its gross profit margin. The effect of price inflation, as measured by the excess of LIFO costs over FIFO costs, was $5.3 million in 1994, $13.5 million in 1993 and $13.2 million in 1992.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's operating results have generated sufficient cash flows which, together with borrowings under the revolving credit facility and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures and interest currently payable on outstanding debt. Future cash flows are expected to be sufficient to fund capital expenditures and interest currently payable over the near-term.

  During the fiscal year ended September 30, 1994, operating activities provided cash of $84.0 million, compared to a generation of $99.2 million in cash during the fiscal year ended September 30, 1993. Accounts receivable and merchandise inventories increased during fiscal 1994 by $24.9 million and $5.3 million, respectively, offset by an increase of $70.2 million in accounts payable. The increases in accounts receivable and merchandise inventories are commensurate with the Company's revenue growth. A portion of the increase in merchandise inventories was the result of the opening of the Dallas, Texas distribution facility, which occurred in the first quarter of fiscal 1994. Operating cash uses during fiscal 1994 included $46.1 million in interest payments and $3.9 million in income tax payments.

  Capital expenditures required for the Company's business historically have not been substantial. Capital expenditures for the fiscal year ended September 30, 1994 were $8.5 million and related principally to improvements in warehouse distribution and management information systems. Capital expenditures for fiscal 1995 are projected to approximate $9.5 million. Cash used in financing activities during fiscal 1994 included $5.0 million in payments associated with the redemption of an aggregate principal amount of $4.4 million of senior subordinated notes. As a result of the cash generated during fiscal 1994, borrowings under the Company's revolving credit facility were reduced to $175.9 million at September 30, 1994 from the $248.0 million outstanding at September 30, 1993.

  The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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

  The goodwill was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an inability to recover the value of goodwill. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.47% in fiscal 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in the Company's indebtedness; and an accumulated deficit in retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

  During the period since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. As a result of the negative impact of these factors to date, and the Company's expectation that such factors will continue to negatively impact operating results into the foreseeable future, the Company initiated a detailed evaluation of the long-term expected effects of these factors on the ability to recover the recorded value of goodwill over its remaining estimated life. Based on current industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company has revised its operating projections and has concluded that the projected operating results (the "Projection") would not support the future recovery of the remaining goodwill balance.

  The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximates the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of the Projection.

  The Company's Projection assumes that, based on current industry conditions and competitive pressures, future revenue growth will approximate 12.6% in the near-term gradually declining to approximately 5% over the longer-term. These assumptions reflect expected benefits in the near-term from continued industry consolidation, and an expectation that manufacturers will continue to increase their reliance on wholesalers in their own cost control measures in the face of healthcare reform. Over the next five to ten year period, growth in revenue is expected to moderate as the industry consolidation trend is completed, and over the long-term (next twenty years), stable growth of 5% is assumed. The gross profit percentage is projected to gradually decline over the projected period from the current rate to 3.60% in the fiscal year 2000 and to 2.68% in the longer term. The short-term gross profit declines reflect the impact of the woresened trends in 1994 caused by consolidation of certain major competitors and deteriorated gross profit margins from existing contracts with certain group purchasing organizations. The long-term decline in gross profit reflects the Company's belief that continued industry wide competitive pricing pressures will drive margins down, as the consolidated industry attempts to maintain market share. Operating expenses are projected to increase 6% per year in the near-term and 5% per year in the longer-term principally reflecting the Company's expectations regarding inflation. Working capital levels (as a percentage of revenues) are projected to improve as the Company aggressively manages its investment in receivables and inventory over the projected period. For purposes of the Projection, the Company has assumed that it will be able to refinance its current revolving credit facility when it expires in 1996. For purposes of the Projection, the Company has assumed that it will be able to increase its variable rate borrowings to finance increasing working capital and interest payment requirements. In order to meet the working capital and interest payment requirements projected in fiscal year 2000, the revolving credit facility will have to be increased to $460 million. Interest rates on the variable rate revolving credit facility were assumed to increase to 9.75% to reflect current expectations of future short-term borrowing rates. The Projection also indicates that cash flow from operations will not be sufficient to satisfy maturities of the Company's fixed rate debt obligations, which consist of the 14 1/2% senior subordinated notes due in fiscal 1998 and fiscal 1999 and the 11 1/4% senior debentures due in fiscal 2005. The Projection assumes that these fixed rate debt obligations will be refinanced at the time of the scheduled maturities at identical interest rates. Unless the Company is able to develop successful strategic, operating or financing initiatives which would change these assumptions, the projected future operating results based on these assumptions is the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends.

  The Projection reflects significant cumulative losses indicating that the carrying value of goodwill is not recoverable. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believes the reliability of any projection over such an extended period is highly uncertain, the Projection also indicates that the Company's long-term viability will require modification of its current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the Projection indicates that in fiscal 1998 cash flow from operations will not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believes and the Projection indicates, that cash flow generated from operations in the near-term (fiscal years 1995 through 1997) is sufficient to service its current debt obligations. No assurance can be given that the Company will be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

  In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). As contemplated by the Receivables Program, the Company formed and capitalized ARC through a contribution of $40 million. Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates") representing a right to receive a variable principal amount. Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate and (b) the federal funds rate plus 50 basis points or (ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points. The interest rates for the Certificates are subject to step-ups to a maximum amount of an additional 100 basis points over the otherwise applicable rate.

  At the same time that it entered into the Receivables Program, the Company and its senior lenders amended its existing Credit Agreement. Among other things, the Amended and Restated Credit Agreement: (i) extended the term of the Credit Agreement until January 3, 2000; (ii) established the amount the Company may borrow at $380 million; (iii) reduced the initial borrowing rate to LIBOR plus 225 basis points and provided for further interest rate stepdowns upon the occurrence of certain events; (iv) modified the borrowing base availability from inventory and receivable based to inventory based; and (v) increased the Company's ability to make acquisitions and pay dividends.

  Contemporaneously with the consummation of the Receivables Program and the execution of the Amended and Restated Credit Agreement, the Company called for optional redemption all of the outstanding Notes and New Notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholder of
AmeriSource Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Corporation (formerly Alco Health Services Corporation) and subsidiaries, as of September 30, 1994 and 1993, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). AmeriSource Corporation is a wholly-owned subsidiary of AmeriSource Distribution Corporation (formerly Alco Health Distribution Corporation). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedules presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Corporation and subsidiaries at September 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in the notes to the consolidated financial statements (Notes 3 and 5), in 1994 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.

                                          Ernst & Young LLP

Philadelphia, Pennsylvania
November 2, 1994, except for Note 10,
 as to which the date is December 13, 1994

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1994          1993
                                                    ------------- -------------
Current Assets
  Cash.............................................   $ 25,273      $ 27,098
  Accounts receivable less allowance for doubtful
   accounts: 1994-$9,370; 1993-$7,681..............    272,281       251,999
  Merchandise inventories..........................    351,676       346,371
  Prepaid expenses.................................      2,442         1,977
                                                      --------      --------
    Total current assets...........................    651,672       627,445
Property and Equipment, at cost....................     67,598        57,282
  Less accumulated depreciation....................     26,416        21,176
                                                      --------      --------
                                                        41,182        36,106
Other Assets
  Excess of cost over net assets acquired..........                  183,810
  Deferred financing costs and other, less
   accumulated amortization: 1994-$6,727; 1993-
   $3,703..........................................     13,101        15,453
                                                      --------      --------
                                                        13,101       199,263
                                                      --------      --------
                                                      $705,955      $862,814
                                                      ========      ========

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1994          1993
                                                    ------------- -------------
Current Liabilities
  Current portion of other debt....................   $    133      $    122
  Accounts payable.................................    449,991       379,826
  Accrued expenses.................................     22,047        24,507
  Accrued income taxes.............................     19,542         7,899
  Deferred income taxes............................     32,366
                                                      --------      --------
    Total current liabilities......................    524,079       412,354
Long-Term Debt
  Revolving credit facility........................    175,897       248,000
  Senior subordinated notes........................    166,134       170,562
  Other debt.......................................      1,293         1,311
  Convertible subordinated debentures..............        238           238
                                                      --------      --------
                                                       343,562       420,111
Other Liabilities
  Deferred compensation............................        522           701
  Other............................................      9,264           740
                                                      --------      --------
                                                         9,786         1,441
Stockholder's Equity
  Common stock, $.01 par value: 1,000 shares autho-
   rized and issued................................          1             1
  Capital in excess of par value...................     85,398        78,050
  Retained earnings (deficit)......................   (256,871)      (49,143)
                                                      --------      --------
                                                      (171,472)       28,908
                                                      --------      --------
                                                      $705,955      $862,814
                                                      ========      ========

                See notes to consolidated financial statements.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                              FISCAL YEAR ENDED SEPTEMBER 30
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
Revenues...................................  $4,301,832  $3,718,960  $3,329,909
Costs and Expenses
  Cost of goods sold.......................   4,066,641   3,509,587   3,130,186
  Selling and administrative...............     146,540     135,375     131,221
  Environmental remediation................       4,075
  Depreciation.............................       6,640       5,809       5,384
  Write-off of excess of cost over net
   assets acquired.........................     179,824
  Interest.................................      47,273      46,423      53,761
  Non-recurring charges....................                   2,223       2,244
                                             ----------  ----------  ----------
                                              4,450,993   3,699,417   3,322,796
                                             ----------  ----------  ----------
Income (Loss) Before Taxes, Extraordinary
 Items and Cumulative Effects of Accounting
 Changes...................................    (149,161)     19,543       7,113
Taxes on Income............................      23,080      12,953       6,649
                                             ----------  ----------  ----------
  Income (Loss) Before Extraordinary Items
   and Cumulative Effects of Accounting
   Changes.................................    (172,241)      6,590         464
Extraordinary Charge--early retirement of
 debt, net of income tax benefit...........        (442)     (5,884)
Extraordinary Credit--reduction of income
 tax provision from carryforward of prior
 year operating losses.....................                     484         219
Cumulative effect of change in accounting
 for postretirement benefits other than
 pensions..................................      (1,199)
Cumulative effect of change in accounting
 for income taxes..........................     (33,846)
                                             ----------  ----------  ----------
  Net Income (Loss)........................  $ (207,728) $    1,190  $      683
                                             ==========  ==========  ==========

                See notes to consolidated financial statements.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                               CAPITAL IN RETAINED
                                               EXCESS OF  EARNINGS
                                  COMMON STOCK PAR VALUE  (DEFICIT)    TOTAL
                                  ------------ ---------- ---------  ---------
September 30, 1991...............     $ 1       $79,529   $ (51,016) $  28,514
  Net income.....................                               683        683
  Capital transactions with
   Distribution:
    Income tax benefit...........                 1,839                  1,839
    Settlements of appraisal
     action......................                (8,723)                (8,723)
                                      ---       -------   ---------  ---------
September 30, 1992...............       1        72,645     (50,333)    22,313
  Net income.....................                             1,190      1,190
  Capital transactions with
   Distribution:
    Conversion of convertible
     subordinated debentures.....                   278                    278
    Income tax benefit...........                 5,127                  5,127
                                      ---       -------   ---------  ---------
September 30, 1993...............       1        78,050     (49,143)    28,908
  Net (loss).....................                          (207,728)  (207,728)
  Capital transactions with
   Distribution:
    Income tax benefit...........                 7,348                  7,348
                                      ---       -------   ---------  ---------
September 30, 1994...............     $ 1       $85,398   $(256,871) $(171,472)
                                      ===       =======   =========  =========

                See notes to consolidated financial statements.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                             FISCAL YEAR ENDED SEPTEMBER 30
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
OPERATING ACTIVITIES
 Net income (loss)......................... $ (207,728) $    1,190  $      683
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation.............................      6,640       5,809       5,384
  Amortization.............................      7,686       9,329      11,510
  Provision for losses on accounts
   receivable..............................      4,612       3,186       3,443
  Loss on disposal of property and
   equipment...............................        185       2,267         332
  Write-off of excess of cost over net
   assets acquired.........................    179,824
  Provision for deferred income taxes......      1,890
  Loss on early retirement of debt.........        679       9,871
  Cumulative effects of changes in
   accounting principles ..................     35,045
 Changes in operating assets and
  liabilities:
   Accounts receivable.....................    (24,894)     (6,115)    (31,130)
   Merchandise inventories.................     (5,305)    (10,346)    (65,048)
   Prepaid expenses........................       (465)        (33)        377
   Accounts payable, accrued expenses and
    income taxes...........................     84,770      85,249      62,697
   Payments to settle litigation...........                             (5,250)
   Other long-term liabilities.............      4,075
 Miscellaneous.............................     (3,083)        319      (1,005)
                                            ----------  ----------  ----------
  NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES..............................     83,931     100,726     (18,007)
INVESTING ACTIVITIES
 Capital expenditures......................     (8,483)     (7,571)     (8,297)
 Proceeds from sales of property and
  equipment................................        457       1,500         642
                                            ----------  ----------  ----------
  NET CASH (USED IN) INVESTING ACTIVITIES..     (8,026)     (6,071)     (7,655)
FINANCING ACTIVITIES
 Long-term debt borrowings.................    854,661     902,364     882,000
 Long-term debt repayments.................   (931,857)   (975,169)   (873,197)
 Deferred financing costs..................       (534)     (8,520)     (3,131)
                                            ----------  ----------  ----------
  NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES..............................    (77,730)    (81,325)      5,672
                                            ----------  ----------  ----------
(DECREASE) INCREASE IN CASH................     (1,825)     13,330     (19,990)
Cash at beginning of year..................     27,098      13,768      33,758
                                            ----------  ----------  ----------
CASH AT END OF YEAR........................ $   25,273  $   27,098  $   13,768
                                            ==========  ==========  ==========

                See notes to consolidated financial statements.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Corporation (formerly Alco Health Services Corporation) ("AmeriSource" or the "Company"). All material intercompany accounts and transactions of AmeriSource have been eliminated in consolidation. AmeriSource is a wholly-owned subsidiary of AmeriSource Distribution Corporation (formerly Alco Health Distribution Corporation) ("Distribution").

 Business

  The Company is a wholesale distributor of pharmaceuticals and related health care products.

 Concentrations of Credit Risk

  The Company sells its merchandise inventories to a large number of customers in the health care industry including independent drug stores, chain drug stores, hospitals, mass merchandisers, clinics and nursing homes. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the diversity of the customer base and the customer base's wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company maintains reserves for potential bad debt losses and such bad debt losses have been historically within the Company's expectations.

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. On a supplemental basis, if the first-in, first-out
(FIFO) method of valuation had been used for determining costs, inventories would have been approximately $88,327,000 and $83,022,000 higher than the amounts reported at September 30, 1994 and 1993, respectively.

 Depreciation

  The cost of property and equipment is depreciated over the estimated useful lives of the related assets by the straight-line method.

 Deferred Financing Costs

  Deferred financing fees and related expenses are being amortized over 3 to 10 years.

 Pension Plans

  Pension costs, which are primarily computed using the projected unit credit cost method, are funded based on the minimum required contribution under the Employee Retirement Income Security Act of 1974.

 Revenue Recognition

  The Company recognizes revenues at the point at which product is shipped.

 Earnings Per Share

  Earnings (loss) per share are not presented, as all of the Company's issued and outstanding common stock is owned by Distribution.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 2--EXCESS OF COST OVER NET ASSETS ACQUIRED

  The excess of cost over net assets acquired ("goodwill") was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an inability to recover the value of goodwill. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.47% in fiscal 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in the Company's indebtedness; and an accumulated deficit in Distribution's retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

  During the period since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. Until fiscal 1994, the Company believed the results since the Acquisition were not indicative of long-term market conditions affecting pricing within the industry. In fiscal 1994, the Company determined its poor operating results since the Acquisition and its expectations for future operating results were being significantly affected by fundamental changes in the market place in which the Company operates. As these factors became clear and in conjunction with the increases in interest rates, a detailed comprehensive evaluation of the Company's future prospects was prepared. The evaluation determined the Company's financial losses were and continue to be significantly affected by price sensitivity, aggressive pricing by better capitalized competitors, consolidations in the wholesale drug distribution industry and the impact of large buying groups. Based on current industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company concluded that the projected operating results (the "Projection") would not support the future recovery of the remaining goodwill balance.

  The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximated the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of the Projection.

  The Projection reflects significant cumulative losses indicating that the carrying value of goodwill is not recoverable. Unless the Company is able to develop successful strategic, operating or financing initiatives which would change the assumptions used in the Projection, the projected future operating results based on these assumptions is the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends. As a result, the Company concluded that the carrying value of goodwill could not be recovered from expected future operations. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believes the reliability of any projection over such an extended period is highly uncertain, the Projection also indicates that the Company's long-term viability will require modification of its current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the Projection indicates that in fiscal 1998 cash flow from operations will not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believes and the Projection indicates, that cash flow generated from operations in the near-term (fiscal years 1995 through 1997) is sufficient to service its current debt obligations. No assurance can be given that the Company will be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME

  AmeriSource is included in the consolidated federal income tax return of Distribution. The income tax provision for the years ended September 30, 1994, 1993 and 1992, computed on a separate entity basis, is as follows (in thousands):

                                                 FISCAL YEAR ENDED SEPTEMBER 30
                                                 --------------------------------
                                                    1994       1993      1992
                                                 ---------- ---------- ----------
Current provision
  Federal.......................................    $20,337 $   11,207    $6,574
  State and local...............................        853      1,746        75
                                                 ---------- ---------- ---------
                                                     21,190     12,953     6,649
                                                 ---------- ---------- ---------
Deferred provision
  Federal.......................................      1,451
  State and local...............................        439
                                                 ---------- ---------- ---------
                                                      1,890        --        --
                                                 ---------- ---------- ---------
Provision for income taxes......................    $23,080 $   12,953    $6,649
                                                 ========== ========== =========

  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                             FISCAL YEAR ENDED SEPTEMBER 30
                                             ----------------------------------
                                                1994        1993       1992
                                             ----------   ---------- ----------
Statutory federal income tax rate...........       35.0%       34.8%      34.0%
State and local income tax rate, net of
 federal tax benefit........................        (.4)        5.8         .7
Effect of change in prior year loss
 carryback..................................                              11.7
Amortization of difference in book and tax
 bases of net assets acquired...............      (43.1)        9.4       29.0
Alternative minimum tax.....................                              10.4
Net effect of timing differences not
 recognized.................................       (2.7)       10.2
Other.......................................       (4.3)        6.1        7.7
                                             ----------   ---------  ---------
Effective income tax rate...................      (15.5)%      66.3%      93.5%
                                             ==========   =========  =========

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

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME--(CONTINUED)

  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) as of September 30, 1994 are as follows (in thousands):

Inventory.............................................................. $35,712
Fixed assets...........................................................   4,654
Other..................................................................     351
                                                                        -------
  Gross deferred tax liabilities.......................................  40,717
                                                                        -------
Net operating losses...................................................  (1,994)
Allowance for doubtful accounts........................................  (3,748)
Accrued expenses.......................................................  (3,524)
Other postretirement benefits..........................................    (497)
Other..................................................................  (3,173)
                                                                        -------
  Gross deferred tax assets............................................ (12,936)
                                                                        -------
Valuation allowance for deferred tax assets............................   7,931
                                                                        -------
  Net deferred tax liabilities......................................... $35,712
                                                                        =======

  The valuation allowance for deferred tax assets was $5.5 million at October 1, 1993. For the fiscal years ended September 30, 1993 and 1992, the deferred income tax provision (benefit) resulted from timing differences in the recognition of certain expenses for tax and financial reporting purposes. Due to limitations on the utilization of tax losses, the Company did not recognize any deferred income tax (benefit) in 1993 or 1992. The principal components of deferred taxes are as follows (in thousands):

                                                            FISCAL YEAR ENDED
                                                               SEPTEMBER 30
                                                            -------------------
                                                              1993       1992
                                                            ---------  --------
Bad debts.................................................. $    (254) $    360
Deferred compensation......................................       (15)      (31)
Inventory..................................................      (725)     (492)
Insurance..................................................       113      (207)
Fixed assets...............................................      (970)     (108)
Other......................................................      (138)      (41)
Amount not recognized......................................     1,989       519
                                                            ---------  --------
                                                            $     --   $    --
                                                            =========  ========

  The Company was subject to the alternative minimum tax for the fiscal year ended September 30, 1992. The alternative minimum tax is imposed at a 20% rate on the Company's alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards were used to offset 90% of the Company's 1992 alternative minimum taxable income, the effect of which is represented for financial reporting purposes as an extraordinary credit.

  Income tax refunds net of payments amounted to $3,457,000, $4,732,000 and $1,089,000 in the years ended September 30, 1994, 1993 and 1992, respectively. Refunds include $7,348,000, $5,127,000 and $1,839,000 in the years ended September 30, 1994, 1993 and 1992, respectively, attributed to losses generated by Distribution, which were contributed to the capital of the Company.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT

  Substantially all of AmeriSource's indebtedness was incurred in connection with its acquisition by Distribution. Distribution incurred additional indebtedness, the proceeds of which were contributed to AmeriSource's capital in fiscal 1989 and 1990. Because Distribution is a holding company and its operations will be conducted entirely through its subsidiaries, the ability of Distribution to satisfy its obligations will be dependent upon the future performance of AmeriSource and its subsidiaries, which will be subject to financial, business and other factors affecting the operations of AmeriSource and its subsidiaries, including factors beyond the control of Distribution or AmeriSource as well as prevailing economic conditions. In addition, the ability of Distribution to service its indebtedness will be dependent upon its ability to receive funds from AmeriSource. AmeriSource's indebtedness, described herein, will significantly restrict the ability to make cash distributions to Distribution.

  On March 30, 1993, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of financial institutions providing senior secured facilities of up to $425 million. The Credit Agreement provides for initial borrowings based on commitments of $380 million, consisting of a term loan of $20 million and a revolving credit loan of up to $360 million. The maximum amount that may be borrowed under the Credit Agreement is limited to the extent of a sufficient borrowing base, which is essentially 85% of eligible accounts receivable and 60% of eligible inventory. Under the terms of the Credit Agreement, the Company has pledged substantially all its assets to secure its borrowings under the Credit Agreement and the Company's parent, Distribution, has pledged the common stock of the Company. The term loan matures, and the commitment of the syndicate to make revolving credit loans expires, on April 1, 1996.

  The term loan and the revolving credit loan bear interest at a rate per annum equal to, at the Company's option, LIBOR plus 3% or the prime rate plus 1 1/2%. The Company has entered into a two-year interest rate cap of 12% with respect to $100 million in borrowings under the revolving credit loan for the purpose of limiting the Company's exposure to an increase in interest rates. In addition, the Company is required to pay a fee of 1/2% per annum on the average unused portion of the revolving credit loan commitment plus a $200,000 annual administration fee. The Credit Agreement, as amended, contains certain restrictive covenants and requires the Company, among other things, to maintain minimum defined net worth levels, satisfy certain financial ratios and places certain limitations on investments, capital expenditures, additional debts, changes in capital structure and dividend payments.

  At September 30, 1994, the $20 million outstanding under the term loan and the $156 million outstanding under the revolving credit loan bore interest at the rate of 8.10% per annum. Initial borrowings under the Credit Agreement were used to extinguish the obligations outstanding under the Company's former revolving credit facility, which was due to expire in December 1993. An extraordinary loss of $3.3 million, net of a tax benefit of $1.3 million, was recorded during the fiscal year ended September 30, 1993 representing the write-off of the unamortized financing fees relating to the former revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $7.7 million in financing fees which have been deferred and are being amortized on a straight-line basis over the three year term of the indebtedness.

  The 14 1/2% Senior Subordinated Notes (the "Notes") were sold on September 15, 1989 in a public offering and are due September 15, 1999. The Notes are unsecured obligations and are subordinated to the Credit Agreement and certain other indebtedness, and may be redeemed at the option of the Company at a premium, together with accrued and unpaid interest to the redemption date, at any time on or after September 15, 1994. If, for the twelve-month period ending on each of August 31, 1996 and 1997, the Company's consolidated fixed charge ratio (as defined) exceeds 1.5 to 1, the Company shall be required to redeem or otherwise repurchase in the open market and retire 5% and 10%, respectively, of the principal amount of the Notes. The Company shall not be required to make such redemption or repurchase until such time, and

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)

to the extent, funds become available under the Credit Agreement or any successor or replacement facility. In addition, the Company is required to redeem on August 31, 1998, 50% of the aggregate principal amount of the Notes originally issued, reduced by any prior redemptions or repurchases. During the fiscal year ended September 30, 1993, the Company purchased and retired $4.4 million of the Notes. Premiums on the fiscal 1993 purchases resulted in an extraordinary loss of $549,000, net of a tax benefit of $222,000. During the fiscal year ended September 30, 1994, the Company purchased and retired an additional $4.4 million of Notes, resulting in an extraordinary charge of $679,000, net of a tax benefit of $237,000, consisting of the write-off of related unamortized financing fees and premiums paid on redemption.

  During the fiscal year ended September 30, 1994, the Company completed an exchange of $40,329,000 principal amount of 14 1/2% Senior Subordinated Notes due 1999, Series A (the "New Notes") and $101,000 in cash for $40,329,000 principal amount of its Notes. The only material difference between the terms of the New Notes and the terms of the Notes is that the indenture of the New Notes does not have the minimum consolidated net worth provisions set forth in the indenture of the Notes. The indenture of the Notes requires the Company to maintain a consolidated net worth (as defined) of $80 million. If the Company's consolidated net worth, as defined in the indenture of the Notes, is less than $80 million at the end of each of any two consecutive fiscal quarters, the Company is required to offer to purchase (the "Offer") an amount of Notes equal to 20% of the principal amount of Notes outstanding at the time the Offer is made. The purchase price in any Offer is equal to 100% of the principal amount purchased plus accrued interest to the date of purchase. The Offer required could be triggered if the Company generated losses from operations, had charges or expenses relating to a restructuring or recapitalization, or reductions in the book value of tangible or intangible assets, if in each case the losses or charges are of a sufficient magnitude. As a result of the elimination of the minimum consolidated net worth provision in the indenture of the New Notes, the Company would not be required to make an Offer to holders of the New Notes, even in the event of a material decrease in the Company's consolidated net worth. In addition to the exchange noted above, the Company paid the holders of an aggregate of $125,388,000 in principal amount of Notes cash consideration of $520,000 in exchange for each holder's agreement not to tender any of the Notes as a result of any required Company Offer or to exercise any rights they have or may have with respect to the consolidated net worth provision of the indenture of the Notes. The total cash consideration of $621,000 noted above as well as related fees and expenses of $600,000 were recognized as interest expense during the fiscal year ended September 30, 1994.

  The indentures governing the Credit Agreement, the Notes, the New Notes and the indebtedness of Distribution contain restrictions and covenants, as amended, which include limitations on incurrence of additional indebtedness, prohibition of indebtedness senior to the Notes and New Notes and junior to the Credit Agreement, restrictions on distributions and dividends to stockholders, including Distribution, transactions with affiliates and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. Additional covenants require compliance with financial tests, including current ratio, leverage, interest coverage ratio, fixed charge coverage and maintenance of minimum net worth.

  Interest paid on the above indebtedness during the fiscal years ended September 30, 1994, 1993 and 1992 amounted to $46.1 million, $39.7 million and $52.2 million, respectively.

  Financing fees and expenses incurred with respect to the above indebtedness have been capitalized and are being amortized over the terms of the related indebtedness. Total amortization of these fees and expenses (included in interest expense) for the fiscal years ended September 30, 1994, 1993 and 1992 was $3.5 million, $3.9 million and $4.0 million, respectively.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)

  On July 26, 1993, Distribution issued $126.5 million principal amount of 11 1/4% Senior Debentures ("Senior Debentures") due 2005 in a public offering. Interest on the Senior Debentures will be payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1994. Through and including the semi-annual interest payment due July 15, 1998, Distribution may elect, at its option, to issue additional Senior Debentures in satisfaction of its interest payment obligations. The Senior Debentures are senior unsecured obligations of Distribution and rank pari passu in right of payment with all senior borrowings of Distribution and senior in right of payment to all subordinated indebtedness of Distribution. As indebtedness of Distribution, the Senior Debentures are structurally subordinated to all indebtedness and other obligations of AmeriSource. Substantially all the net proceeds of the offering (approximately $122 million) were applied to redeem the 18% Senior Subordinated Debentures, 18 1/2% Merger Debentures and 19 1/2% Junior Subordinated Debentures of Distribution at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of redemption. The indenture relating to the Senior Debentures contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness and issuance of preferred stock, the creation of certain liens, certain asset sales, transactions with subsidiaries and other affiliates, dividends and other payment restrictions affecting subsidiaries, and mergers and consolidations. The debt refinancing resulted in an extraordinary charge to AmeriSource of $6.0 million during the fiscal year ended September 30, 1993 relating to the write-off of deferred financing costs, net of a tax benefit of $2.4 million.

  The carrying amount of the Company's revolving credit facility approximates fair value. The combined fair value of the Notes and New Notes is approximately $176 million and is based on quoted market prices. It was not practicable to estimate the fair value of the other debt or convertible subordinated debentures.

NOTE 5--PENSION AND OTHER BENEFIT PLANS

  The Company provides a benefit for the majority of its employees under noncontributory defined benefit pension plans. For each employee, the benefits are based on years of service and average compensation.

  A summary of the components of net periodic pension cost charged to expense for the company-sponsored defined benefit pension plans together with contributions charged to expense for a multi-employer union administered defined benefit pension plan the Company participates in follows (in thousands):

                                             FISCAL YEAR ENDED SEPTEMBER 30
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
Service cost............................... $    2,198  $    1,912  $    1,669
Interest cost on projected benefit
 obligation................................      2,165       2,034       1,879
Actual return on plan assets...............        (13)     (2,842)     (3,090)
Net amortization and deferral..............     (2,038)        979       1,490
                                            ----------  ----------  ----------
Net pension cost of defined benefit plans..      2,312       2,083       1,948
Net pension cost of multi-employer plan....        142         110          91
                                            ----------  ----------  ----------
Total pension expense...................... $    2,454  $    2,193  $    2,039
                                            ==========  ==========  ==========

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 5--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

  The following table sets forth (in thousands) the funded status and amount recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans:

                                          1994                    1993
                                 ----------------------- -----------------------
                                   ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                   EXCEED     BENEFITS     EXCEED     BENEFITS
                                 ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                  BENEFITS     ASSETS     BENEFITS     ASSETS
                                 ----------- ----------- ----------- -----------
Plan assets at fair value......    $24,457     $   333     $24,155      $ 280
Actuarial present value of
 benefit obligations:
  Vested.......................     22,420       1,168      20,898        603
  Accumulated, not vested......        421         210         576        171
                                   -------     -------     -------      -----
Accumulated benefit
 obligations...................     22,841       1,378      21,474        774
  Effect of future pay
   increases...................      8,559          17       7,987        113
                                   -------     -------     -------      -----
Projected benefit obligation...     31,400       1,395      29,461        887
                                   -------     -------     -------      -----
Plan assets (less than)
 projected benefit obligation..     (6,943)     (1,062)     (5,306)      (607)
Unrecognized net transition
 asset.........................       (996)                 (1,167)
Unrecognized prior service
 cost..........................      3,380         733       3,680        357
Adjustment to recognize minimum
 liability.....................                   (813)                  (372)
Unrecognized net loss related
 to assumptions................      4,013         149       2,117        128
                                   -------     -------     -------      -----
Pension (liability) recognized
 in balance sheet..............    $  (546)    $  (993)    $  (676)     $(494)
                                   =======     =======     =======      =====

  Assumptions used in computing the funded status of the plans were as follows:

                                                              1994   1993  1992
                                                             ------ ------ -----
     Discount rate..........................................  7.75%  7.25%  8.0%
     Rate of increase in compensation levels................  6.25%  5.75%  6.5%
     Expected long-term rate of return on assets............ 10.00% 10.00% 10.0%

  Plan assets at September 30, 1994 are invested principally in listed stocks, corporate and government bonds and cash equivalents.

  Additionally, the Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan up to 2% to 6% of their regular compensation before taxes. The Company matches the employee contributions in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. Costs of the plan charged to expense for the fiscal years ended September 30, 1994, 1993 and 1992 amounted to $1,093,000, $792,000 and $926,000, respectively.

  Distribution adopted the AmeriSource Distribution Corporation and Subsidiaries Employee Stock Purchase Plan (the "Distribution Plan") to enable key members of management of the Company to participate in the equity ownership of Distribution. As of September 30, 1994, there were options outstanding to acquire 519,187 1/2 shares of Distribution Class A common stock at an exercise price of $1.00 per share under the Distribution Plan.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 5--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

  Distribution adopted the AmeriSource Distribution Corporation Partners Stock Option Plan (the "Partners Plan") to enable other employees of the Company to participate in the equity ownership of Distribution. As of September 30, 1994, there were options outstanding to acquire 115,200 shares of Distribution Class A common stock at an exercise price of $1.00 per share under the Partners Plan.

  Distribution adopted the AmeriSource Distribution Corporation 1991 Stock Option Plan (the "1991 Option Plan") for the granting of non-qualified stock options to acquire up to an aggregate of 362,500 shares of Distribution Class A common stock. The options granted to certain members of the Company's management under the 1991 Stock Option Plan represented the shares unallocated under the Distribution Plan and options never granted under a performance stock option plan originally announced by Distribution in 1989 and reflect achievement in the Company's operating performance through fiscal year ended September 30, 1991. As of September 30, 1994, there were 352,500 options outstanding at an exercise price of $1.00 per share under the 1991 Option Plan.

  As a result of special termination benefit packages previously offered, the Company provides medical, dental and life insurance benefits to certain retirees and their dependents. These benefit plans are unfunded. Prior to October 1, 1993, the Company recognized the expenses for these plans on the cash basis. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), which requires that the cost of postretirement health care benefits be recognized on the accrual basis as employees render service to earn the benefit instead of on the cash basis when the benefits are paid. As of October 1, 1993, the Company adopted Statement 106 by recognizing the accumulated obligation related to these benefits. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $1.2 million. In addition to the cumulative effect adjustment, the expense for postretirement benefits other than pensions for the fiscal year ended September 30, 1994, was $80,000, approximately equal to the cash payments. The cash payments for such benefit in fiscal years 1993 and 1992, respectively, were approximately the same as fiscal 1994. Since the plans are unfunded and relate only to certain retirees, the fiscal 1994 expense accrual for these benefits consisted solely of an interest cost component. The accumulated postretirement benefit obligation was $1.1 million as of September 30, 1994. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% at October 1, 1993 and September 30, 1994, respectively. A health care cost trend rate of 11.4% was assumed for fiscal 1995, gradually declining to an ultimate level of 5.5% over 15 years. Increasing the assumed health care cost trend rates by 1% in each year and holding all other assumptions constant, would increase the accumulated postretirement benefit obligation as of September 30, 1994 by $77,500 and increase the postretirement benefit cost in fiscal 1994 by $7,000.

NOTE 6--LEASES

  The costs of capital leases are included in property and equipment and the obligations therefor in other debt. Related amortization is included in depreciation. At September 30, 1994, future minimum payments totaling $21,346,000 under noncancelable operating leases with remaining terms of more than one year were due as follows: 1995--$6,214,000; 1996--$5,197,000; 1997--
$3,390,000; 1998--$1,885,000; 1999--$1,281,000; thereafter (through 2004)--
$3,379,000. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $6,168,000 in 1994, $6,034,000 in 1993 and
$5,647,000 in 1992.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 7--LEGAL MATTERS AND CONTINGENCIES

  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability and regulatory agency matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. The Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed by independent retail pharmacies in the United States District Court for the Southern District of New York. Plaintiffs seek to establish these lawsuits and over thirty-four others (to which the Company is not a party) filed by other pharmacies as class actions. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiffs and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. These actions have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. Effective October 26, 1994, the Company entered into a Judgment Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 7--LEGAL MATTERS AND CONTINGENCIES--(CONTINUED)

  The Company has been named as a defendant in several lawsuits based upon alleged injuries and deaths attributable to the product L-Tryptophan. The Company did not manufacture L-Tryptophan; however, prior to an FDA recall, the Company did distribute products containing L-Tryptophan from several of its vendors. The Company believes that it is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to these lawsuits and any other lawsuits involving L-Tryptophan in which the Company may be named in the future. To date, the indemnity to the Company in such suits has not been in dispute and, although the Company believes it is unlikely it will incur any loss as a result of such lawsuits, the Company believes that its insurance coverage and supplier endorsements are adequate to cover any losses should they occur.

  The Company has received Notices of Proposed Adjustment from the Internal Revenue Service in connection with an audit of the Company's federal income tax returns for the taxable years 1987 through 1991. The proposed adjustments indicate a net increase to taxable income for these years of approximately $23 million and relate principally to the deductibility of costs incurred with respect to the Acquisition. The Company has analyzed these matters with tax counsel, believes it has meritorious defenses to the adjustments proposed by the Internal Revenue Service and any amounts assessed will not have a material effect on the financial condition of the Company.

  At September 30, 1994, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

  On December 3, 1991, AmeriSource entered into a settlement agreement with Bear Stearns & Co., Inc. ("Bear Stearns") resolving a civil action that had been filed on August 14, 1989 and Bear Stearns' interest in an appraisal action arising from the acquisition of the Company. The Company paid Bear Stearns $7,235,000 in 1992 and will pay $2,500,000 in November 2001, without interest and subject in certain circumstances to earlier payment. The present value of the payments to Bear Stearns reduced Distribution's investment in the Company and was recorded as a reduction in capital in excess of par value. The Delaware Chancery Court approved the settlement of Bear Stearns' interest in the appraisal action and the settlement of the remaining claims (representing less than 5% of the shares in the original action) on similar terms. Payments of $600,000 were made during fiscal 1992 in settlement of a portion of the remaining claims and were recorded as a reduction in capital in excess of par value.

NOTE 8--NON-RECURRING CHARGES

  The non-recurring charges in 1993 consisted of $1,254,000 in losses on the disposal of three warehouses and charges of $969,000 for the write-down to net realizable value of two additional warehouses no longer in operation which were designated for sale. The non-recurring charges in 1992 consisted of a loss of $287,000 incurred on the sale of a warehouse no longer in operation and the write off of $1,957,000 in professional fees incurred in connection with a public offering attempted during 1992 which was later abandoned due to market conditions.

NOTE 9--RELATED PARTY TRANSACTIONS

  On October 21, 1991, an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code was filed against RDS Acquisition Corp. ("RDS"), which was a customer of the Company. Affiliates of 399 Venture Partners Inc. ("VPI," the primary stockholder of Distribution) had substantial equity and debt interests in RDS and related entities. VPI indemnified the Company for $5,800,000 of the amounts owed by RDS to the Company on October 25, 1991, for which the Company did not otherwise recover the amount owed.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 10--SUBSEQUENT EVENTS

  In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). As contemplated by the Receivables Program, the Company formed and capitalized ARC through a contribution of $40 million. Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates") representing a right to receive a variable principal amount. Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate and (b) the federal funds rate plus 50 basis points or (ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points. The interest rates for the Certificates are subject to step-ups to a maximum amount of an additional 100 basis points over the otherwise applicable rate.

  At the same time that it entered into the Receivables Program, the Company and its senior lenders amended its existing Credit Agreement. Among other things, the Amended and Restated Credit Agreement: (i) extended the term of the Credit Agreement until January 3, 2000; (ii) established the amount the Company may borrow at $380 million; (iii) reduced the initial borrowing rate to LIBOR plus 225 basis points and provided for further interest rate stepdowns upon the occurrence of certain events; (iv) modified the borrowing base availability from inventory and receivable based to inventory based; and (v) increased the Company's ability to make acquisitions and pay dividends.

  Contemporaneously with the consummation of the Receivables Program and the execution of the Amended and Restated Credit Agreement, the Company called for optional redemption all of the outstanding Notes and New Notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 11--OTHER INFORMATION (UNAUDITED)

                            QUARTERLY FINANCIAL DATA

                                 (IN THOUSANDS)

                                          THREE MONTHS ENDED(1)
                             --------------------------------------------------
                             DECEMBER 31, MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                 1993        1994        1994         1994
                             ------------ ----------  ----------  -------------
Revenues....................  $1,045,776  $1,067,112  $1,079,302   $1,109,642
Gross Profit................      53,999      58,480      57,455       65,257
Income (Loss) Before
 Extraordinary Item and
 Cumulative Effects of
 Accounting Changes.........       3,622       4,438    (177,953)      (2,348)
Extraordinary Item..........        (442)
Cumulative Effects of
 Accounting Changes.........     (35,045)
Net Income (Loss)...........     (31,865)      4,438    (177,953)      (2,348)
                                            THREE MONTHS ENDED
                             --------------------------------------------------
                             DECEMBER 31, MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                 1992        1993        1993         1993
                             ------------ ----------  ----------  -------------
Revenues....................  $  917,681  $  920,195  $  918,499   $  962,585
Gross Profit................      51,378      53,385      50,302       54,308
Income Before Extraordinary
 Items......................         969       2,726       1,771        1,124
Extraordinary Items.........                  (2,635)                  (2,765)
Net Income (Loss)...........         969          91       1,771       (1,641)

- - - --------
(1) December 31, 1993 amounts reflect the cumulative effect of the accounting changes for postretirement benefits other than pensions and income taxes. June 30, 1994 amounts reflect the write-off of goodwill discussed in Note 2.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AmeriSource Distribution Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Distribution Corporation (formerly Alco Health Distribution Corporation) and subsidiaries as of September 30, 1994 and 1993 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedules presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Distribution Corporation and subsidiaries at September 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in the notes to the consolidated financial statements (Notes 3 and 6), in 1994 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.

                                          Ernst & Young LLP

Philadelphia, Pennsylvania
November 2, 1994, except for Note
 11, as to which the date is
 December 13, 1994

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1994          1993
                                                    ------------- -------------
Current Assets
  Cash.............................................   $ 25,311      $ 27,136
  Accounts receivable less allowance for doubtful
   accounts: 1994-$9,370; 1993-$7,681..............    272,281       251,999
  Merchandise inventories..........................    351,676       346,371
  Prepaid expenses.................................      2,442         1,977
                                                      --------      --------
    Total current assets...........................    651,710       627,483





Property and Equipment, at cost....................     67,598        57,282
  Less accumulated depreciation....................     26,416        21,176
                                                      --------      --------
                                                        41,182        36,106





Other Assets
  Excess of cost over net assets acquired..........                  183,810
  Deferred financing costs and other, less
   accumulated amortization: 1994-$7,239; 1993-
   $3,781..........................................     18,752        20,545
                                                      --------      --------
                                                        18,752       204,355
                                                      --------      --------
                                                      $711,644      $867,944
                                                      ========      ========

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                        1994          1993
                                                    ------------- -------------
Current Liabilities
  Current portion of other debt....................   $    133      $    122
  Accounts payable.................................    449,991       379,826
  Accrued expenses.................................     27,485        29,771
  Accrued income taxes.............................     11,488           604
  Deferred income taxes............................     29,258
                                                      --------      --------
    Total current liabilities......................    518,355       410,323
Long-Term Debt
  Revolving credit facility........................    175,897       248,000
  Senior subordinated notes........................    166,134       170,562
  Other debt.......................................      1,293         1,311
  Convertible subordinated debentures..............        238           238
  Senior debentures................................    144,013       129,109
                                                      --------      --------
                                                       487,575       549,220
Other Liabilities
  Deferred compensation............................        522           701
  Other............................................      5,918           740
                                                      --------      --------
                                                         6,440         1,441
Stockholders' Equity
  Preferred stock, $.01 par value: 5,000,000 shares
       authorized; none issued
  Common stock, $.01 par value:
    Class A (Voting and convertible): 30,000,000
     shares authorized; 180,387 1/2 shares issued..          2             2
    Class B (Non-voting and convertible):
     30,000,000 shares authorized; 4,400,300 shares
     issued........................................         44            44
    Class C (Non-voting and convertible): 2,000,000
     shares authorized; 500,000 shares issued......          5             5
  Capital in excess of par value...................      4,775         4,775
  Retained earnings (deficit)......................   (304,984)      (97,313)
  Cost of common stock in treasury.................       (568)         (553)
                                                      --------      --------
                                                      (300,726)      (93,040)
                                                      --------      --------
                                                      $711,644      $867,944
                                                      ========      ========

                See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FISCAL YEAR ENDED SEPTEMBER 30
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
Revenues................................... $4,301,832  $3,719,025  $3,329,909
Costs and Expenses
  Cost of goods sold.......................  4,066,641   3,509,587   3,130,186
  Selling and administrative...............    146,644     135,805     131,245
  Environmental remediation................      4,075
  Depreciation.............................      6,640       5,809       5,384
  Write-off of excess of cost over net
   assets acquired.........................    179,824
  Interest.................................     62,611      66,696      71,025
  Non-recurring charges....................                  2,223       2,244
                                            ----------  ----------  ----------
                                             4,466,435   3,720,120   3,340,084
                                            ----------  ----------  ----------
(Loss) Before Taxes, Extraordinary Items
 and Cumulative Effects of Accounting
 Changes...................................   (164,603)     (1,095)    (10,175)
Taxes on Income ...........................      7,814       6,379       2,649
                                            ----------  ----------  ----------
  (Loss) Before Extraordinary Items and
   Cumulative Effects of Accounting
   Changes.................................   (172,417)     (7,474)    (12,824)
Extraordinary Charge--early retirement of
   debt, net of income tax benefit.........       (656)    (11,890)
Extraordinary Credits:
  Settlement of litigation.................                              4,486
  Reduction of income tax provision from
   carryforward of prior year operating
   losses..................................                    746       1,862
Cumulative effect of change in accounting
 for postretirement benefits other than
 pensions..................................     (1,199)
Cumulative effect of change in accounting
 for income taxes..........................    (33,399)
                                            ----------  ----------  ----------
    Net (Loss)............................. $ (207,671) $  (18,618) $   (6,476)
                                            ==========  ==========  ==========
(Loss) per share
    (Loss) Before Extraordinary Items and
     Cumulative Effects of Accounting
     Changes............................... $   (34.48) $    (1.49) $    (2.56)
    Extraordinary Items....................       (.13)      (2.23)       1.26
    Cumulative effect of change in
     accounting for postretirement benefits
     other than pensions...................       (.24)
    Cumulative effect of change in
     accounting for
     income taxes..........................      (6.68)
                                            ----------  ----------  ----------
      Net (Loss)........................... $   (41.53) $    (3.72) $    (1.30)
                                            ==========  ==========  ==========

                See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                              COMMON STOCK       CAPITAL IN RETAINED    COMMON
                         ----------------------- EXCESS OF  EARNINGS   STOCK IN
                         CLASS A CLASS B CLASS C PAR VALUE  (DEFICIT)  TREASURY   TOTAL
                         ------- ------- ------- ---------- ---------  -------- ---------
September 30, 1991......    $2     $44      $5     $4,447   $ (72,219)  $(550)  $ (68,271)
 Net (loss).............                                       (6,476)             (6,476)
                           ---     ---     ---     ------   ---------   -----   ---------
September 30, 1992......     2      44       5      4,447     (78,695)   (550)    (74,747)
 Net (loss).............                                      (18,618)            (18,618)
 Repurchase of stock
  options...............                              (18)                            (18)
 Purchase of 1,187 1/2
  shares of Class A
  Common Stock..........                                                   (3)         (3)
 Capital contribution...                              346                             346
                           ---     ---     ---     ------   ---------   -----   ---------
September 30, 1993......     2      44       5      4,775     (97,313)   (553)    (93,040)
 Net (loss).............                                     (207,671)           (207,671)
 Purchase of 15,000
  shares of Class A
  Common Stock..........                                                  (15)        (15)
                           ---     ---     ---     ------   ---------   -----   ---------
September 30, 1994......    $2     $44      $5     $4,775   $(304,984)  $(568)  $(300,726)
                           ===     ===     ===     ======   =========   =====   =========


                See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                             FISCAL YEAR ENDED SEPTEMBER 30
                                             ---------------------------------
                                               1994        1993        1992
                                             ---------  -----------  ---------
OPERATING ACTIVITIES
 Net (loss)................................. $(207,671) $   (18,618) $  (6,476)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation..............................     6,640        5,809      5,384
  Amortization..............................     8,120        9,407     11,510
  Provision for losses on accounts
   receivable...............................     4,612        3,186      3,443
  Loss on disposal of property and
   equipment................................       185        2,267        332
  Write-off of excess of cost over net
   assets acquired..........................   179,824
  Provision for deferred income taxes.......    (5,055)
  Loss on early retirement of debt..........       679       16,658
  Gain on settlement of litigation..........                            (4,486)
  Cumulative effects of accounting changes..    34,598
 Changes in operating assets and
  liabilities:
   Accounts receivable......................   (24,894)      (6,115)   (31,130)
   Merchandise inventories..................    (5,305)     (10,346)   (65,048)
   Prepaid expenses.........................      (465)         (33)       377
   Accounts payable, accrued expenses and
    income taxes............................    76,847       77,102     57,080
   Payments to settle litigation............                            (5,250)
   Debentures issued in lieu of payment of
    interest................................    14,904       20,378     17,231
   Other long-term liabilities..............     4,075
 Miscellaneous..............................    (3,083)        (520)      (974)
                                             ---------  -----------  ---------
  NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES...............................    84,011       99,175    (18,007)
INVESTING ACTIVITIES
 Capital expenditures.......................    (8,483)      (7,571)    (8,297)
 Proceeds from sales of property and
  equipment.................................       457        1,500        642
                                             ---------  -----------  ---------
  NET CASH (USED IN) INVESTING ACTIVITIES...    (8,026)      (6,071)    (7,655)
FINANCING ACTIVITIES
 Long-term debt borrowings..................   854,661      993,864    882,000
 Long-term debt repayments..................  (931,857)  (1,060,303)  (873,197)
 Deferred financing costs...................      (589)     (13,660)    (3,131)
 Capital contribution.......................                    346
 Repurchase of stock options................       (10)         (18)
 Purchases of treasury stock................       (15)          (3)
                                             ---------  -----------  ---------
  NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES...............................   (77,810)     (79,774)     5,672
                                             ---------  -----------  ---------
(DECREASE) INCREASE IN CASH.................    (1,825)      13,330    (19,990)
Cash at beginning of year...................    27,136       13,806     33,796
                                             ---------  -----------  ---------
CASH AT END OF YEAR......................... $  25,311  $    27,136  $  13,806
                                             =========  ===========  =========

                See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

  AmeriSource Distribution Corporation (formerly Alco Health Distribution Corporation) ("Distribution") is a Delaware corporation organized by an affiliate of 399 Venture Partners Inc. ("VPI"), and other investors, including members of management of AmeriSource Corporation ("AmeriSource") (formerly Alco Health Services Corporation). Distribution was formed in November 1988 to acquire AmeriSource in a leveraged buyout transaction (the "Acquisition"). The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Distribution and its wholly-owned subsidiary, AmeriSource Corporation (collectively, the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

 Business

  The Company is a wholesale distributor of pharmaceuticals and related health care products.

 Concentrations of Credit Risk

  The Company sells its merchandise inventories to a large number of customers in the health care industry including independent drug stores, chain drug stores, hospitals, mass merchandisers, clinics and nursing homes. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the diversity of the customer base and the customer base's wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company maintains reserves for potential bad debt losses and such bad debt losses have been historically within the Company's expectations.

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. On a supplemental basis, if the first-in, first-out
(FIFO) method of valuation had been used for determining costs, inventories would have been approximately $88,327,000 and $83,022,000 higher than the amounts reported at September 30, 1994 and 1993, respectively.

 Depreciation

  The cost of property and equipment is depreciated over the estimated useful lives of the related assets by the straight-line method.

 Deferred Financing Costs

  Deferred financing fees and related expenses are being amortized over 3 to 12 years.

 Pension Plans

  Pension costs, which are primarily computed using the projected unit credit cost method, are funded based on the minimum required contribution under the Employee Retirement Income Security Act of 1974.

 Revenue Recognition

  The Company recognizes revenues at the point at which product is shipped.

 Earnings Per Share

  Earnings per share are based on 5,000,000 shares, representing the weighted average shares outstanding during the periods presented including the effect of the Distribution Plan and the 1991 Option Plan stock options (Note 6), since all of the options outstanding under these plans will be satisfied with shares purchased or to be purchased from VPI at $1.00 per share, pursuant to a prior agreement.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 2--EXCESS OF COST OVER NET ASSETS ACQUIRED

  The excess of cost over net assets acquired ("goodwill") was recorded at the time of the Acquisition in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an inability to recover the value of goodwill. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.47% in fiscal 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in the Company's indebtedness; and an accumulated deficit in retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

  During the period since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. Until fiscal 1994, the Company believed the results since the Acquisition were not indicative of long-term market conditions affecting pricing within the industry. In fiscal 1994, the Company determined its poor operating results since the Acquisition and its expectations for future operating results were being significantly affected by fundamental changes in the market place in which the Company operates. As these factors became clear and in conjunction with the increases in interest rates, a detailed comprehensive evaluation of the Company's future prospects was prepared. The evaluation determined the Company's financial losses were and continue to be significantly affected by price sensitivity, aggressive pricing by better capitalized competitors, consolidations in the wholesale drug distribution industry and the impact of larger buying groups. Based on current industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company concluded that the projected operating results (the "Projection") would not support the future recovery of the remaining goodwill balance.

  The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximated the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of the Projection.

  The Projection reflects significant cumulative losses indicating that the carrying value of goodwill is not recoverable. Unless the Company is able to develop successful strategic, operating or financing initiatives which would change the assumptions used in the Projection, the projected future operating results based on these assumptions is the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends. As a result, the Company concluded that the carrying value of goodwill could not be recovered from expected future operations. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believes the reliability of any projection over such an extended period is highly uncertain, the Projection also indicates that the Company's long-term viability will require modification of its current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the Projection indicates that in fiscal 1998 cash flow from operations will not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believes and the Projection indicates, that cash flow generated from operations in the near-term (fiscal years 1995 through 1997) is sufficient to service its current debt obligations. No assurance can be given that the Company will be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME

  The income tax provision (benefit) is as follows (in thousands):

                                                FISCAL YEAR ENDED SEPTEMBER 30
                                                --------------------------------
                                                   1994       1993      1992
                                                ----------  --------------------
Current provision
  Federal......................................    $12,147     $4,633 $   2,574
  State and local..............................        853      1,746        75
                                                ----------  --------- ---------
                                                    13,000      6,379     2,649
                                                ----------  --------- ---------
Deferred provision (benefit)
  Federal......................................     (5,625)
  State and local..............................        439
                                                ----------  --------- ---------
                                                    (5,186)       --        --
                                                ----------  --------- ---------
Provision for income taxes..................... $    7,814     $6,379 $   2,649
                                                ==========  ========= =========

  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                            FISCAL YEAR ENDED SEPTEMBER 30
                                            ----------------------------------
                                              1994        1993        1992
                                            ---------- ----------   ----------
Statutory federal income tax rate..........      35.0%       34.8%       34.0%
State and local income tax rate, net of
 federal tax benefit.......................       (.3)     (104.1)        (.5)
Tax effect of operating loss carryover.....       6.1                   (13.5)
Amortization of difference in book and tax
 bases of net assets acquired..............     (39.2)     (168.6)      (20.3)
Alternative minimum tax....................                (274.2)      (20.3)
Other......................................      (6.3)      (70.5)       (5.4)
                                            ---------  ----------   ---------
Effective income tax rate..................     (4.7)%     (582.6)%     (26.0)%
                                            =========  ==========   =========

  Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109), which requires a change in the method of accounting for income taxes from the deferred method to the liability method. In accordance with Statement 109, the Company recorded an adjustment of $33.4 million for the cumulative effect of adopting Statement 109 as of October 1, 1993. As permitted under Statement 109, prior period financial statements have not been restated. The cumulative effect adjustment relates principally to the provision of deferred income taxes to reflect the tax consequences on future years of the difference between the tax and financial reporting basis of merchandise inventories.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME--(CONTINUED)

  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) as of September 30, 1994 are as follows (in thousands):

Inventory............................................................. $ 35,712
Fixed assets..........................................................    4,654
Other.................................................................      351
                                                                       --------
  Gross deferred tax liabilities......................................   40,717
                                                                       --------
Net operating losses and tax credit carryovers........................  (11,554)
Allowance for doubtful accounts.......................................   (3,748)
Accrued expenses......................................................   (3,524)
Other postretirement benefits.........................................     (497)
Other.................................................................   (3,173)
                                                                       --------
  Gross deferred tax assets...........................................  (22,496)
                                                                       --------
Valuation allowance for deferred tax assets...........................   10,350
                                                                       --------
  Net deferred tax liabilities........................................ $ 28,571
                                                                       ========

  The valuation allowance for deferred tax assets was $17.6 million at October 1, 1993. For the fiscal years ended September 30, 1993 and 1992, the deferred income tax provision (benefit) resulted from timing differences in the recognition of certain expenses for tax and financial reporting purposes. Due to limitations on the utilization of tax losses, the Company did not recognize any deferred income tax (benefit) in 1993 or 1992. The principal components of deferred taxes are as follows (in thousands):

                                                                  FISCAL YEAR
                                                                     ENDED
                                                                 SEPTEMBER 30
                                                                 --------------
                                                                  1993    1992
                                                                 ------  ------
Bad debts....................................................... $ (254) $  360
Deferred compensation...........................................    164     (31)
Interest........................................................           (491)
Inventory.......................................................   (725)   (492)
Insurance.......................................................    113    (207)
Fixed assets....................................................   (970)
Other...........................................................   (138)   (149)
Amount not recognized...........................................  1,810   1,010
                                                                 ------  ------
                                                                 $  --   $  --
                                                                 ======  ======

  An unused tax net operating loss carry-over of $6,910,000 expiring in 2008, is available to offset future taxable income.

  The Company was subject to the alternative minimum tax for the fiscal years ended September 30, 1994 and September 30, 1992. The alternative minimum tax is imposed at a 20% rate on the Company's alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards were used to offset up to 90% of the Company's alternative minimum taxable income. For 1992, the effect of utilizing the net operating loss carryforward is represented for financial reporting purposes as an extraordinary credit. The alternative minimum tax paid is allowed as an indefinite credit carryover against the Company's regular tax liability in the future when the Company's

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME--(CONTINUED)

regular tax liability exceeds the alternative minimum tax liability. As of September 30, 1994, the Company has a $7,142,000 alternative minimum tax credit carryforward.

  Income tax payments (refunds) amounted to $3,891,000, $395,000 and $(1,089,000) in the years ended September 30, 1994, 1993 and 1992, respectively.

NOTE 4--LONG-TERM DEBT

  On March 30, 1993, AmeriSource entered into a credit agreement (the "Credit Agreement") with a syndicate of financial institutions providing senior secured facilities of up to $425 million. The Credit Agreement provides for initial borrowings based on commitments of $380 million, consisting of a term loan of $20 million and a revolving credit loan of up to $360 million. The maximum amount that may be borrowed under the Credit Agreement is limited to the extent of a sufficient borrowing base, which is essentially 85% of eligible accounts receivable and 60% of eligible inventory. Under the terms of the Credit Agreement, AmeriSource has pledged substantially all its assets to secure its borrowings under the Credit Agreement and AmeriSource's parent, Distribution, has pledged the common stock of AmeriSource. The term loan matures, and the commitment of the syndicate to make revolving credit loans expires, on April 1, 1996.

  The term loan and the revolving credit loan bear interest at a rate per annum equal to, at AmeriSource's option, LIBOR plus 3% or the prime rate plus 1 1/2%. AmeriSource has entered into a two-year interest rate cap of 12% with respect to $100 million in borrowings under the revolving credit loan for the purpose of limiting AmeriSource's exposure to an increase in interest rates. In addition, AmeriSource is required to pay a fee of 1/2% per annum on the average unused portion of the revolving credit loan commitment plus a $200,000 annual administration fee. The Credit Agreement, as amended, contains certain restrictive covenants and requires AmeriSource, among other things, to maintain minimum defined net worth levels, satisfy certain financial ratios and places certain limitations on investments, capital expenditures, additional debts, changes in capital structure and dividend payments.

  At September 30, 1994, the $20 million outstanding under the term loan and the $156 million outstanding under the revolving credit loan bore interest at the rate of 8.10% per annum. Initial borrowings under the Credit Agreement were used to extinguish the obligations outstanding under AmeriSource's former revolving credit facility, which was due to expire in December, 1993. An extraordinary loss of $3.3 million, net of a tax benefit of $1.3 million, was recorded during the fiscal year ended September 30, 1993 representing the write-off of the unamortized financing fees relating to the former revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $7.7 million in financing fees which have been deferred and are being amortized on a straight-line basis over the three year term of the indebtedness.

  The 14 1/2% Senior Subordinated Notes (the "Notes") were sold on September 15, 1989 in a public offering and are due September 15, 1999. The Notes are unsecured obligations and are subordinated to the Credit Agreement and certain other indebtedness, and may be redeemed at the option of the Company at a premium, together with accrued and unpaid interest to the redemption date, at any time on or after September 15, 1994. If, for the twelve-month period ending on each of August 31, 1996 and 1997, the Company's consolidated fixed charge ratio (as defined) exceeds 1.5 to 1, the Company shall be required to redeem or otherwise repurchase in the open market and retire 5% and 10%, respectively, of the principal amount of the Notes. The Company shall not be required to make such redemption or repurchase until such time, and to the extent, funds become available under the Credit Agreement or any successor or replacement facility. In addition, the Company is required to redeem on August 31, 1998, 50% of the aggregate principal amount of the Notes originally issued, reduced by any prior redemptions or repurchases. During the fiscal year ended

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)

September 30, 1993, the Company purchased and retired $4.4 million of the Notes. Premiums on the fiscal 1993 purchases resulted in an extraordinary loss of $549,000, net of a tax benefit of $222,000. During the fiscal year ended September 30, 1994, the Company purchased and retired an additional $4.4 million of Notes, resulting in an extraordinary charge of $679,000, net of a tax benefit of $23,000, consisting of the write-off of related unamortized financing fees and premiums paid on redemption.

  During the fiscal year ended September 30, 1994, the Company completed an exchange of $40,329,000 principal amount of 14 1/2% Senior Subordinated Notes due 1999, Series A (the "New Notes") and $101,000 in cash for $40,329,000 principal amount of its Notes. The only material difference between the terms of the New Notes and the terms of the Notes is that the indenture of the New Notes does not have the minimum consolidated net worth provisions set forth in the indenture of the Notes. The indenture of the Notes requires the Company to maintain a consolidated net worth (as defined) of $80 million. If the Company's consolidated net worth, as defined in the indenture of the Notes, is less than $80 million at the end of each of any two consecutive fiscal quarters, the Company is required to offer to purchase (the "Offer") an amount of Notes equal to 20% of the principal amount of Notes outstanding at the time the Offer is made. The purchase price in any Offer is equal to 100% of the principal amount purchased plus accrued interest to the date of purchase. The Offer required could be triggered if the Company generated losses from operations, had charges or expenses relating to a restructuring or recapitalization, or reductions in the book value of tangible or intangible assets, if in each case the losses or charges are of a sufficient magnitude. As a result of the elimination of the minimum consolidated net worth provision in the indenture of the New Notes, the Company would not be required to make an Offer to holders of the New Notes, even in the event of a material decrease in the Company's consolidated net worth. In addition to the exchange noted above, the Company paid the holders of an aggregate of $125,388,000 in principal amount of Notes cash consideration of $520,000 in exchange for each holder's agreement not to tender any of the Notes as a result of any required Company Offer or to exercise any rights they have or may have with respect to the consolidated net worth provision of the indenture of the Notes. The total cash consideration of $621,000 noted above as well as related fees and expenses of $600,000 were recognized as interest expense during the fiscal year ended September 30, 1994.

  On July 26, 1993, Distribution issued $126.5 million principal amount of 11 1/4% Senior Debentures ("Senior Debentures") due 2005 in a public offering. Interest on the Senior Debentures will be payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1994. Through and including the semi-annual interest payment due July 15, 1998, Distribution may elect, at its option, to issue additional Senior Debentures in satisfaction of its interest payment obligations. The Senior Debentures are senior unsecured obligations of Distribution and rank pari passu in right of payment with all senior borrowings of Distribution and senior in right of payment to all subordinated indebtedness of Distribution. As indebtedness of Distribution, the Senior Debentures are structurally subordinated to all indebtedness and other obligations of AmeriSource. Substantially all the net proceeds of the offering (approximately $122 million) were applied to redeem the 18% Senior Subordinated Debentures, 18 1/2% Merger Debentures and 19 1/2% Junior Subordinated Debentures of Distribution at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of redemption. The indenture relating to the Senior Debentures contains restrictions relating to, among other things, the payment of dividends, the repurchase of stock and the making of certain other restricted payments, the incurrence of additional indebtedness and the issuance of preferred stock, the creation of certain liens, certain asset sales, transactions with subsidiaries and other affiliates, dividends and other payment restrictions affecting subsidiaries, and mergers and consolidations. The debt refinancing resulted in an extraordinary charge of $12.8 million during the fiscal year ended September 30, 1993 relating to the redemption of the Merger Debentures and the write-off of

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)

deferred financing costs, net of a tax benefit of $3.2 million. In connection with the Senior Debentures, the Company incurred approximately $5.1 million in financing fees which have been deferred and are being amortized on a straight-line basis over the twelve year life of the indebtedness.

  The indentures governing the Credit Agreement, the Notes, the New Notes and the Senior Debentures contain restrictions and covenants, as amended, which include limitations on incurrence of additional indebtedness, prohibition of indebtedness senior to the Notes and New Notes and junior to the Credit Agreement, restrictions on distributions and dividends to stockholders, including Distribution, transactions with affiliates and certain corporate acts such as mergers, consolidations and the sale of substantially all assets. Additional covenants require compliance with financial tests, including current ratio, leverage, interest coverage ratio, fixed charge coverage and maintenance of minimum net worth.

  Interest paid on the above indebtedness during the fiscal years ended September 30, 1994, 1993 and 1992 amounted to $46.1 million, $39.7 million and $52.2 million, respectively.

  Financing fees and expenses incurred with respect to the above indebtedness have been capitalized and are being amortized over the terms of the related indebtedness. Total amortization of these fees and expenses (included in interest expense) for the fiscal years ended September 30, 1994, 1993 and 1992 was $4.0 million, $3.9 million and $4.0 million, respectively.

  The carrying amount of the Company's revolving credit facility approximates fair value. The combined fair value of the Notes and New Notes is approximately $176 million and is based on quoted market prices. The fair value of the Senior Debentures is approximately $145 million and is based on quotes from brokers. It was not practicable to estimate the fair value of the other debt or convertible subordinated debentures.

NOTE 5--COMMON STOCK

  The holders of the Class A common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of Distribution. Except as otherwise required by law, holders of the Class B common stock and Class C common stock generally do not possess the right to vote on any matters to be voted upon by the stockholders of Distribution.

  The holders of the Class A common stock may elect at any time to convert any or all such shares into the Class B common stock on a share-for-share basis. Holders of the Class B common stock may elect at any time to convert any or all of such shares into the Class A common stock, on a share-for-share basis, to the extent the holder thereof is not prohibited from owning additional voting securities by virtue of regulatory restrictions.

  The Class C common stock is subject to substantial restrictions on transfer and has certain registration and "take-along" rights. A share of Class C common stock will automatically be converted into a share of Class A common stock (a) immediately prior to its sale in a subsequent public offering or (b) at such time as such share of Class C common stock has been sold publicly after a subsequent public offering in a transaction that complies with any maximum quantity limitations applicable to such sale. Once a share of Class C common stock has been converted into Class A common stock it will no longer be subject to any restrictions on transfer nor will it be entitled to the benefits of registration and take-along rights.

  During fiscal 1992, the Company increased the number of shares of Class A common stock and Class B common stock authorized to be issued from 10,000,000 each to 30,000,000 each and increased the number of shares of Class C common stock authorized to be issued from 500,000 to 2,000,000. During fiscal 1993, 1,187 1/2 shares of Class A common stock were purchased as treasury stock. During fiscal 1994, 15,000 shares of Class A common stock were purchased as treasury stock.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 6--PENSION AND OTHER BENEFIT PLANS

  AmeriSource provides a benefit for the majority of its employees under noncontributory defined benefit pension plans. For each employee, the benefits are based on years of service and average compensation.

  A summary of the components of net periodic pension cost charged to expense for the company-sponsored defined benefit pension plans together with contributions charged to expense for a multi-employer union administered defined benefit pension plan the Company participates in follows (in thousands):

                                             FISCAL YEAR ENDED SEPTEMBER 30
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
Service cost............................... $    2,198  $    1,912     $ 1,669
Interest cost on projected benefit
 obligation................................      2,165       2,034       1,879
Actual return on plan assets...............        (13)     (2,842)     (3,090)
Net amortization and deferral..............     (2,038)        979       1,490
                                            ----------  ----------  ----------
Net pension cost of defined benefit plans..      2,312       2,083       1,948
Net pension cost of multi-employer plan....        142         110          91
                                            ----------  ----------  ----------
Total pension expense...................... $    2,454  $    2,193     $ 2,039
                                            ==========  ==========  ==========

  The following table sets forth (in thousands) the funded status and amount recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans:

                                          1994                    1993
                                 ----------------------- -----------------------
                                   ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                   EXCEED     BENEFITS     EXCEED     BENEFITS
                                 ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                  BENEFITS     ASSETS     BENEFITS     ASSETS
                                 ----------- ----------- ----------- -----------
Plan assets at fair value......    $24,457     $   333     $24,155      $ 280
Actuarial present value of
 benefit obligations:
  Vested.......................     22,420       1,168      20,898        603
  Accumulated, not vested......        421         210         576        171
                                   -------     -------     -------      -----
Accumulated benefit
 obligations...................     22,841       1,378      21,474        774
  Effect of future pay
   increases...................      8,559          17       7,987        113
                                   -------     -------     -------      -----
Projected benefit obligation...     31,400       1,395      29,461        887
                                   -------     -------     -------      -----
Plan assets (less than)
 projected benefit obligation..     (6,943)     (1,062)     (5,306)      (607)
Unrecognized net transition
 asset.........................       (996)                 (1,167)
Unrecognized prior service
 cost..........................      3,380         733       3,680        357
Adjustment to recognize minimum
 liability.....................                   (813)                  (372)
Unrecognized net loss related
 to assumptions................      4,013         149       2,117        128
                                   -------     -------     -------      -----
Pension (liability) recognized
 in balance sheet..............    $  (546)    $  (993)    $  (676)     $(494)
                                   =======     =======     =======      =====

  Assumptions used in computing the funded status of the plans were as follows:

                                                              1994   1993  1992
                                                             ------ ------ -----
   Discount rate............................................  7.75%  7.25%  8.0%
   Rate of increase in compensation levels..................  6.25%  5.75%  6.5%
   Expected long-term rate of return on assets.............. 10.00% 10.00% 10.0%

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 6--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

  Plan assets at September 30, 1994 are invested principally in listed stocks, corporate and government bonds and cash equivalents.

  Additionally, the Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan up to 2% to 6% of their regular compensation before taxes. The Company matches the employee contributions in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. Costs of the plan charged to expense for the fiscal years ended September 30, 1994, 1993 and 1992 amounted to $1,093,000, $792,000 and $926,000, respectively.

  Distribution adopted the AmeriSource Distribution Corporation and Subsidiaries Employee Stock Purchase Plan (the "Distribution Plan") to enable key members of management of AmeriSource to participate in the equity ownership of Distribution. The securities subject to the Distribution Plan are Distribution's Class A common stock. The purchase price for shares of Distribution was $1.00 per share. Eligible management participants with prior AmeriSource options were required to defer the purchase of some or all of the Distribution Class A common stock allocated to them. Pursuant to the Distribution Plan, management investors, on November 3, 1989, purchased options on 581,812 1/2 shares of Distribution's Class A common stock which became exercisable in 20% annual increments commencing on January 1, 1990 and expire five years after the date of grant, or if Distribution has not gone public or been sold within that five-year period, at the earlier of (i) 10 years from the date of grant, (ii) the date Distribution is sold or (iii) 90 days after the date Distribution goes public. During fiscal 1991 and 1993, respectively, 21,312 1/2 and 41,312 1/2 options purchased by management investors in fiscal 1990 were extinguished. No options were exercised during fiscal 1994 or 1993 and no additional options will be issued under the Distribution Plan. As of September 30, 1994, there were 519,187 1/2 options outstanding under the Distribution Plan, all of which were exercisable.

  Distribution adopted the AmeriSource Distribution Corporation Partners Stock Option Plan (the "Partners Plan") to enable other employees of AmeriSource to participate in the equity ownership of Distribution. On March 2, 1991, options to acquire 124,800 shares of Distribution Class A common stock were granted at an exercise price of $1.00 per share. The options under the Partners Plan became exercisable when they vested on September 30, 1994 and expire on December 31, 1994. If an option terminates or expires without having been exercised, no new options may be granted covering the shares subject to such option, and such shares shall cease to be reserved for future issuance under the Partners Plan. No additional options will be granted under the Partners Plan. During fiscal 1991, 3,200 options were canceled and during fiscal 1992 an additional 6,400 options were canceled, leaving 115,200 options outstanding under the Partners Plan as of September 30, 1994.

  Distribution adopted the AmeriSource Distribution Corporation 1991 Stock Option Plan (the "1991 Option Plan") for the granting of non-qualified stock options to acquire up to an aggregate of 362,500 shares of Distribution Class A common stock. The options granted to certain members of the Company's management under the 1991 Stock Option Plan represented the shares unallocated under the Distribution Plan and options never granted under a performance stock option plan originally announced by Distribution in 1989 and reflect achievement in the Company's operating performance through fiscal year ended September 30, 1991. The options granted under the 1991 Option Plan are not subject to forfeiture, exercisable at the rate of 50% per year on each of January 1, 1993 and January 1, 1994 and expire on November 3, 1994, or if prior to November 3,1994, Distribution has not gone public or been sold, then at the earlier of (i) November

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 6--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

3, 1999, (ii) the date Distribution is sold or (iii) 90 days after the date Distribution goes public. During fiscal 1994, 10,000 options were extinguished, leaving 352,500 options outstanding at an exercise price of $1.00 per share under the 1991 Option Plan as of September 30, 1994.

  The Company's 1992 Stock Option Plan (the "1992 Option Plan"), which was adopted by the Board of Directors on March 31, 1992 and approved by the stockholders on April 7, 1992, provides for the granting over time of non-qualified stock options to acquire up to approximately 1.7 million shares of Distribution Class A common stock to employees of the Company. Such options will be granted based upon performance and with vesting schedules to be determined at the time of grant. Under the 1992 Option Plan, the exercise price of options will not be less than the fair market value of the Class A common stock on the date of the grant. Options granted to employees will not be exercisable after the expiration of six years from the date of the grant or such sooner date as determined. No options have been granted under the 1992 Option Plan.

  As a result of special termination benefit packages previously offered, the Company provides medical, dental and life insurance benefits to certain retirees and their dependents. These benefit plans are unfunded. Prior to October 1, 1993, the Company recognized the expenses for these plans on the cash basis. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), which requires that the cost of postretirement health care benefits be recognized on the accrual basis as employees render service to earn the benefit instead of on the cash basis when the benefits are paid. As of October 1, 1993, the Company adopted Statement 106 by recognizing the accumulated obligation related to these benefits. The cumulative effect of this change in accounting principle resulted in a non-cash charge to net income of $1.2 million. In addition to the cumulative effect adjustment, the expense for postretirement benefits other than pensions for the fiscal year ended September 30, 1994, was $80,000, approximately equal to the cash payments. The cash payments for such benefits in fiscal years 1993 and 1992, respectively, were approximately the same as fiscal 1994. Since the plans are unfunded and relate only to certain retirees, the fiscal 1994 expense accrual for these benefits consisted solely of an interest cost component. The accumulated postretirement benefit obligation was $1.1 million as of September 30, 1994. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% at October 1, 1993 and September 30, 1994, respectively. A health care cost trend rate of 11.4% was assumed for fiscal 1995, gradually declining to an ultimate level of 5.5% over 15 years. Increasing the assumed health care cost trend rates by 1% in each year and holding all other assumptions constant, would increase the accumulated postretirement benefit obligation as of September 30, 1994 by $77,500 and increase the postretirement benefit cost in fiscal 1994 by $7,000.

NOTE 7--LEASES

  The costs of capital leases are included in property and equipment and the obligations therefor in other debt. Related amortization is included in depreciation. At September 30, 1994, future minimum payments totaling $21,346,000 under noncancelable operating leases with remaining terms of more than one year were due as follows: 1995--$6,214,000; 1996--$5,197,000; 1997--
$3,390,000; 1998--$1,885,000; 1999--$1,281,000; thereafter (through 2004) --
$3,379,000. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $6,168,000 in 1994, $6,034,000 in 1993 and
$5,647,000 in 1992.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

NOTE 7--LEGAL MATTERS AND CONTINGENCIES

  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability and regulatory agency matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. The Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed by independent retail pharmacies in the United States District Court for the Southern District of New York. Plaintiffs seek to establish these lawsuits and over thirty-four others (to which the Company is not a party) filed by other pharmacies as class actions. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiffs and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. These actions have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. Effective October 26, 1994, the Company entered into a Judgment Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 8--LEGAL MATTERS AND CONTINGENCIES--(CONTINUED)

  The Company has been named as a defendant in several lawsuits based upon alleged injuries and deaths attributable to the product L-Tryptophan. The Company did not manufacture L-Tryptophan; however, prior to an FDA recall, the Company did distribute products containing L-Tryptophan from several of its vendors. The Company believes that it is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to these lawsuits and any other lawsuits involving L-Tryptophan in which the Company may be named in the future. To date, the indemnity to the Company in such suits has not been in dispute and, although the Company believes it is unlikely it will incur any loss as a result of such lawsuits, the Company believes that its insurance coverage and supplier endorsements are adequate to cover any losses should they occur.

  The Company has received Notices of Proposed Adjustment from the Internal Revenue Service in connection with an audit of the Company's federal income tax returns for the taxable years 1987 through 1991. The proposed adjustments indicate a net increase to taxable income for these years of approximately $23 million and relate principally to the deductibility of costs incurred with respect to the Acquisition. The Company has analyzed these matters with tax counsel, believes it has meritorious defenses to the adjustments proposed by the Internal Revenue Service and any amounts assessed will not have a material effect on the financial condition of the Company.

  At September 30, 1994, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

  On December 3, 1991, AmeriSource entered into a settlement agreement with Bear Stearns & Co., Inc. ("Bear Stearns") resolving a civil action that had been filed on August 14, 1989 and Bear Stearns' interest in an appraisal action arising from the Acquisition. AmeriSource paid Bear Stearns $7,235,000 in 1992 and will pay $2,500,000 in November 2001, without interest and subject in certain circumstances to earlier payment. The Delaware Chancery Court approved the settlement of Bear Stearns' interest in the appraisal action and the settlement of the remaining claims (representing less than 5% of the shares in the original action) on similar terms. Payments of $600,000 were made during fiscal 1992 in settlement of a portion of the remaining claims. These settlements with Bear Stearns and the other dissenters resulted in an extraordinary gain in 1992 of $4,486,000 from the extinguishment of the associated debt.

NOTE 9--NON-RECURRING CHARGES

  The non-recurring charges in 1993 consisted of $1,254,000 in losses on the disposal of three warehouses and charges of $969,000 for the write-down to net realizable value of two additional warehouses no longer in operation which were designated for sale. The non-recurring charges in 1992 consisted of a loss of $287,000 incurred on the sale of a warehouse no longer in operation and the write off of $1,957,000 in professional fees incurred in connection with a public offering attempted during 1992 which was later abandoned due to market conditions.

NOTE 10--RELATED PARTY TRANSACTIONS

  On October 21, 1991, an involuntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code was filed against RDS Acquisition Corp. ("RDS"), which was a customer of the Company. Affiliates of VPI had substantial equity and debt interests in RDS and related entities. VPI indemnified AmeriSource for $5,800,000 of the amounts owed by RDS to AmeriSource on October 25, 1991, for which AmeriSource did not otherwise recover the amount owed.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 11--SUBSEQUENT EVENTS

  In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). As contemplated by the Receivables Program, the Company formed and capitalized ARC through a contribution of $40 million. Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates") representing a right to receive a variable principal amount. Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate and (b) the federal funds rate plus 50 basis points or (ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points. The interest rates for the Certificates are subject to step-ups to a maximum amount of an additional 100 basis points over the otherwise applicable rate.

  At the same time that it entered into the Receivables Program, the Company and its senior lenders amended its existing Credit Agreement. Among other things, the Amended and Restated Credit Agreement: (i) extended the term of the Credit Agreement until January 3, 2000; (ii) established the amount the Company may borrow at $380 million; (iii) reduced the initial borrowing rate to LIBOR plus 225 basis points and provided for further interest rate stepdowns upon the occurrence of certain events; (iv) modified the borrowing base availability from inventory and receivable based to inventory based; and (v) increased the Company's ability to make acquisitions and pay dividends.

  Contemporaneously with the consummation of the Receivables Program and the execution of the Amended and Restated Credit Agreement, the Company called for optional redemption all of the outstanding Notes and New Notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

NOTE 12--OTHER INFORMATION (UNAUDITED)

                            QUARTERLY FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED(1)
                             --------------------------------------------------
                             DECEMBER 31, MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                 1993        1994        1994         1994
                             ------------ ----------  ----------  -------------
Revenues....................  $1,045,776  $1,067,112  $1,079,302   $1,109,642
Gross Profit................      53,999      58,480      57,455       65,257
Income (Loss) Before
 Extraordinary Items and
 Cumulative Effects of
 Accounting Changes.........       2,579       3,822    (180,057)       1,239
Extraordinary Charge-Early
 Retirement of Debt.........        (656)
Cumulative Effects of
 Accounting Changes.........     (34,598)
Net Income (Loss)...........     (32,675)      3,822    (180,057)       1,239
Per Share:
Income (Loss) Before
 Extraordinary Items and
 Cumulative Effects of
 Accounting Changes.........         .51         .77      (36.01)         .25
Extraordinary Items.........        (.13)
Cumulative Effects of
 Accounting Changes.........       (6.92)
Net Income (Loss)...........       (6.54)        .77      (36.01)         .25
                                            THREE MONTHS ENDED
                             --------------------------------------------------
                             DECEMBER 31, MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                 1992        1993        1993         1993
                             ------------ ----------  ----------  -------------
Revenues....................    $917,681    $920,195    $918,499     $962,650
Gross Profit................      51,378      53,385      50,302       54,373
(Loss) Before Extraordinary
 Items......................      (2,895)     (1,308)     (2,257)      (1,014)
Extraordinary Charge-Early
 Retirement of Debt.........                  (2,635)                  (9,255)
Extraordinary Credit-Income
 Taxes......................         100         150          60          436
Net (Loss)..................      (2,795)     (3,793)     (2,197)      (9,833)
Per Share:
(Loss) Before Extraordinary
 Items......................        (.58)       (.26)       (.45)        (.20)
Extraordinary Items.........         .02        (.50)        .01        (1.76)
Net (Loss)..................        (.56)       (.76)       (.44)       (1.96)

- - - --------
(1) December 31, 1993 amounts reflect the cumulative effect of the accounting changes for postretirement benefits other than pensions and income taxes. June 30, 1994 amounts reflect the write-off of goodwill discussed in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  (No response to this Item is required.)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

  The following table sets forth information concerning the directors, executive officers and officers of Distribution and AmeriSource and key employees of AmeriSource.

             NAME                  AGE                     TITLE
             ----                  ---                     -----
DIRECTORS AND EXECUTIVE OFFICERS
- - - --------------------------------
John F. McNamara(1)(2)............  59  Chairman, President and Chief Executive
                                         Officer
David M. Flowers..................  47  Group President--Eastern Region
R. David Yost.....................  47  Group President--Central Region

OFFICERS
- - - --------
Teresa T. Ciccotelli..............  43  Vice President, Legal Counsel and Secretary
Robert D. Gregory.................  65  Vice President, Human Resources and
                                         Assistant Secretary
Kurt J. Hilzinger.................  34  Vice President, Finance and Treasurer
                                    42  Vice President, Controller and Assistant
John A. Kurcik....................       Treasurer
Robert E. McHugh..................  53  Vice President, Marketing
J. Michael McNamara...............  38  Senior Vice President, Sales

KEY EMPLOYEES
- - - -------------
David C. Carter...................  57  President--Rita Ann Distributors division of AmeriSource
Gary M. Davis.....................  56  Regional Vice President--South Central
                                         Region of AmeriSource and General Manager,
                                         Paducah Division of AmeriSource
W. Phil Gibson....................  49  Regional Vice President--West Central
                                         Region of AmeriSource
Robert W. Meyer...................  55  Regional Vice President--North Central
                                         Region of AmeriSource
Greg Zurlage......................  47  Regional Vice President--Mid Central Region
                                         of AmeriSource and General Manager,
                                         Columbus Division of AmeriSource

OTHER DIRECTORS
- - - ---------------
Bruce C. Bruckmann(1).............  41  Director
Richard C. Gozon(3)...............  56  Director
Lawrence C. Karlson(2)............  51  Director
Harold O. Rosser(2)...............  46  Director
George H. Strong(3)...............  68  Director
Barton J. Winokur(1)..............  54  Director

- - - --------
(1) Member of Compensation Committee.
(2) Member of Acquisition Committee.
(3) Member of Audit Committee.

  John F. McNamara. Mr. McNamara has been Chairman, President and Chief Executive Officer of the Company and AmeriSource since 1989 and has been President of AmeriSource since 1987. Prior to holding these positions, he was Chief Operating Officer of AmeriSource from 1986 to 1989 and Executive Vice President of AmeriSource from 1985 to 1987. He also served as Chairman, from 1986 to 1990, and President, from 1981 to 1986, of the Kauffman-Lattimer division of AmeriSource.

  David M. Flowers. Mr. Flowers has been Group President of the Eastern Region since 1989. Prior to that he was President of the AmeriSource Southeast Region from 1988 to 1989 and President of the Duff Brothers Division of AmeriSource from 1984 to 1987.

  R. David Yost. Mr. Yost has been Group President of the Central Region since 1989. Before serving in these positions he was President, from 1986 to 1989, and Executive Vice President and General Manager, from 1984 to 1986, of the Kauffman-Lattimer Division of AmeriSource.

  Teresa T. Ciccotelli. Ms. Ciccotelli has served as Vice President, Legal Counsel and Secretary since 1989. Prior to that, from 1985 to 1989, she was an attorney with Alco Standard Corporation.

  Robert D. Gregory. Mr. Gregory has been Vice President, Human Resources and Assistant Secretary of the Company since 1989 and Vice President, Human Resources of AmeriSource since 1986. Prior to that, from 1984 to 1986, he served as Manager, Employee Relations for Alco Standard Corporation.

  Kurt J. Hilzinger. Mr. Hilzinger has served as Vice President, Finance and Treasurer since October 1993. Prior to that, since March 1991, he served as Vice President, Financial Planning. Before joining the Company, he was a Vice President in the Corporate Advisory Division of Citicorp, from 1986 to 1991.

  John A. Kurcik. Mr. Kurcik has been Vice President, Controller and Assistant Treasurer of the Company since 1989. Mr. Kurcik was Controller, from 1987, and Director of Accounting, from 1985 to 1987, of AmeriSource.

  Robert E. McHugh. Mr. McHugh joined the Company as Vice President, Marketing in August 1991. Prior to that he was President of J.E. Goold from 1990 to 1991 and Vice President, Industry Affairs of the National Wholesale Druggists' Association from 1983 to 1990.

  David C. Carter. Mr. Carter has served as President of the Company's RitaAnn Distributors specialty products division since 1992. Until 1994 he also served as Senior Vice President, Industry and Corporate Affairs of AmeriSource. Prior to 1989, he served as President of the Northeastern Region of AmeriSource (formerly known as The Drug House) from 1979 to 1989.

  Gary M. Davis. Mr. Davis has been Regional Vice President of the South Central Region of AmeriSource and General Manager of AmeriSource's Paducah Division since 1989. Prior to that he was Executive Vice President of the Columbus Division of AmeriSource from 1988 to 1989, and Vice President General Manager of Toledo Division of AmeriSource from 1984 to 1988.

  W. Phil Gibson. Mr. Gibson has served as Regional Vice President, West Central Region since 1994. Mr. Gibson served as Regional Vice President, Atlantic Coast Region of AmeriSource between 1988 and 1994. Prior to that he was Regional Vice President, Greensboro Division of AmeriSource from 1987 to 1989.

  J. Michael McNamara. Mr. McNamara has served as Senior Vice President--Sales of the Company since November, 1994. Previously he served as Regional Vice President of the West Central Region of AmeriSource since April 1991. Prior to that he was Vice President, Sales and Marketing of the Company from 1990 to 1991, Vice President and General Manager of the Toledo Division of AmeriSource from 1988 to 1990, and Director of Marketing of the Columbus Division of AmeriSource from 1984 to 1988.

  Robert W. Meyer. Mr. Meyer has been Regional Vice President, North Central Region of AmeriSource since 1990. Prior to that he served as President of the Tiffin Division of AmeriSource (formerly known as Meyers & Son Co.) from 1985 to 1990.

  Greg Zurlage. Mr. Zurlage has served as Regional Vice President of the Mid Central Region of AmeriSource and General Manager of AmeriSource's Columbus Division since 1989. Prior to that he served as Vice President and Division Manager of the Louisville Division of AmeriSource from 1982 to 1989.

  Bruce C. Bruckmann. Mr. Bruckmann has been a director since August 1992. Mr. Bruckmann previously was a director of Distribution since 1989 and of AmeriSource since 1988. Mr. Bruckmann resigned as a director of both companies in December 1991. Mr. Bruckmann is a Managing Director of Citicorp Venture Capital Ltd. and of Court Square Capital Limited and serves as a director of Cort Furniture Rental Corporation, New Cort Holdings Corporation, Mohawk Industries, Inc., Hancor Holding Corp., Fair Markets, Inc., FF Holdings Corporation and Farm Fresh, Inc.

  Harold O. Rosser. Mr. Rosser has been a director since December 1992. Mr. Rosser previously was a director of both companies since 1988. Mr. Rosser resigned as a director in June 1990. Mr. Rosser is a Managing Director of Citicorp Venture Capital Ltd. and of Court Square Capital Limited and serves as a director of Corral America Holdings, Davco Restaurants, Inc., FF Holdings Corporation, Farm Fresh, Inc. and Rax Restaurants, Inc.

  Barton J. Winokur. Mr. Winokur has been a director since 1990. Mr. Winokur is a partner of Dechert Price & Rhoads and serves as a director of CDI Corporation, FF Holdings Corporation, Farm Fresh, Inc., Davco Restaurants, Inc. and The Bibb Company.

  George H. Strong. Mr. Strong was elected to the board of directors in 1994. Mr. Strong is a private investor and serves as a director of Corefunds, Health South Corp. and Integrated HealthCorp.

  Richard C. Gozon. Mr. Gozon was elected to the board of directors in 1994. Mr. Gozon is Executive Vice President of Weyerhaeuser Company and serves as a director of UGI Corp. and Nocopi Technologies.

  Lawrence C. Karlson. Mr. Karlson was elected to the board of directors in 1994. Mr. Karlson is Chairman of Karlson Corporation and serves as a director of Meridian Bank Corp. and CDI Corporation.

  The directors were appointed to the boards of Distribution and AmeriSource to serve until their successors are elected and qualified. Each director is a citizen of the United States. Officers are elected annually by the Board of Directors to serve for the ensuing year and until their respective successors are elected. There are no arrangements or understandings between any of the officers and any other person pursuant to which he or she was elected an officer. J. Michael McNamara, Senior Vice President--Sales is the son of John
F. McNamara, Chairman, President and Chief Executive Officer of the Company and AmeriSource.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth, for fiscal years ending September 30, 1992, 1993 and 1994, certain information regarding the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company, in all capacities in which they served:

                          SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION
                             ----------------------------------
                                                       (E)            (I)
             (A)             (B)    (C)     (D)    OTHER ANNUAL    ALL OTHER
 NAME AND PRINCIPAL POSITION YEAR SALARY  BONUS(1) COMPENSATION COMPENSATION(2)
 --------------------------- ---- ------- -------- ------------ ---------------
                                    [$]     [$]        [$]            [$]
JOHN F. MCNAMARA             1994 396,609 200,000                    8,468(/3/)
 Chairman, President and     1993 380,340 150,000      110           7,434(/3/)
 Chief Executive Officer     1992 340,340 185,000      --              --
DAVID M. FLOWERS             1994 169,430 100,000                    8,822(/4/)
 Group President--Eastern
 Region                      1993 159,980  75,000      --            8,428(/4/)
                             1992 149,480  65,000      --              --
R. DAVID YOST                1994 179,790 100,000                    8,704(/5/)
 Group President--Central
 Region                      1993 170,340  75,000      --            9,079(/5/)
                             1992 156,840  75,000      --              --

- - - --------
(1) The amounts shown consist of cash bonuses earned in the fiscal year identified but paid in the subsequent fiscal year.
(2) In accordance with SEC provisions, amounts of All Other Compensation are excluded for the Company's 1992 fiscal year.
(3) "All Other Compensation" for Mr. McNamara in 1994 and 1993 respectively includes the following: (i) $966 and $782 in club dues, (ii) $1,450 and $1,200 in tax return preparation fees, (iii) $4,497 and $5,237 in contributions under AmeriSource's Employee Investment Plan, (iv) for fiscal 1994, $1,554 for spousal travel expenses and (v) for fiscal 1993, $215 in miscellaneous items.
(4) "All Other Compensation" for Mr. Flowers in 1994 and 1993 respectively includes the following: (i) $4,175 and $3,191 in club dues, (ii) for fiscal 1994, $150 for spousal travel expenses, and (iii) $4,497 and $5,237 in contributions under AmeriSource's Employee Investment Plan.
(5) "All Other Compensation" for Mr. Yost in 1994 and 1993 respectively includes the following: (i) $2,311 and $1,692 in club dues, (ii) $1,850 and $2,150 in tax return preparation fees, (iii) for fiscal 1994, $45.85 for spousal travel expenses, and (iv) $4,497 and $5,237 in contributions under AmeriSource's Employee Investment Plan.

STOCK OPTIONS

  Distribution Stock Purchase Plan. As of October 31, 1989, the Company adopted the AmeriSource Distribution Corporation and Subsidiaries Employee Stock Purchase Plan (the "Distribution Plan") to enable certain management level employees (the "Management Investors") to participate in the equity ownership of the Company. The Management Investors include Messrs. Flowers, John McNamara and Yost, other current officers of the Company and additional members of management of the Company and its subsidiaries. The securities of the Company subject to the Distribution Plan originally included (a) up to 750,000 shares of the Company's Class A Common Stock and (b) $750,000 aggregate principal amount of the Company's 19.5% Junior Subordinated Debentures due 2001 (the "Junior Subordinated Debentures").

  The Management Investors have been subject to restrictions on the sale or transfer of their Class A Common Stock. Before January 1, 1994, a Management Investor could not transfer his or her securities except with the consent of the Company or in connection with specified events, such as the sale of the Company. If a Management Investor's employment with the Company was terminated, the Company had the right to repurchase the Class A Common Stock owned or subject to options. VPI is required, under certain circumstances, to allow the Management Investors to participate if it proposes to sell shares of the Company's Class A Common Stock or Class B Common Stock.

  As of September 30, 1994, Management Investors had purchased 77,000 shares of the Company's Class A Common Stock, held options to purchase 519,187.5 shares of the Company's Class A Common Stock. Of the 519,187.5 shares subject to options, 116,362.5 shares will be repurchased from VPI by the Company for $1.00 per share before being issued pursuant to such options. No further awards will be granted under the Distribution Plan.

  1991 Stock Option Plan. The Company's 1991 Stock Option Plan (the "1991 Option Plan"), which was adopted by the Board of Directors on February 19, 1992 and approved by the stockholders on April 7, 1992, provides for the granting of non-qualified stock options to acquire up to an aggregate of 362,500 shares of Class A Common Stock to the Management Investors and certain other members of the Company's management.

  The options once granted to the recipient are not subject to forfeiture and have an exercise price of $1.00 per share and were exercisable at a rate of 50% per year on each of January 1, 1993 and January 1, 1994. The options granted, which represent the shares unallocated under the Distribution Plan and options never granted under a performance stock option plan originally announced by the Company in 1989, reflect achievements in operating performance through fiscal 1991. Of the shares subject to options, 337,500 shares will be repurchased from VPI by the Company for $1.00 per share pursuant to a prior agreement.

  Options granted to employees must be exercised by November 3, 1994, or, if the Company has not had a public offering or been sold by that date, then by the earlier of November 3, 1999, the date the Company is sold or 90 days after the date of a public offering. Employees whose employment terminates for reasons other than death, disability or retirement must hold the shares acquired upon exercise for a period of three years. The 1991 Option Plan permits, with the consent of the administering committee and if permitted by the restrictions in the Company's and AmeriSource's financing agreements, the exercise of options by delivery of shares of Class A Common Stock owned by the optionee, by withholding of such shares of Class A Common Stock upon exercise of the option in lieu of or in addition to cash or by financing made available by the Company.

  The 1991 Option Plan will continue to be administered by the Board of Directors of the Company until the Company registers the Class A Common Stock under Section 12 of the Exchange Act, whereupon, the 1991 Option Plan will be administered by a committee of Disinterested Persons as defined in the 1991 Option Plan. The Committee will have the power and authority to determine the extent to which exceptions to the exercisability of options may be granted, to determine the effect of certain dispositions or a change in control of the Company on outstanding options, to establish procedures, loans or financing arrangements to assist in the exercise of options and the satisfaction of tax withholding obligations, to adopt regulations to carry out the 1991 Option Plan and to amend options granted under the plan to carry out the purpose of the 1991 Option Plan.

  1992 Stock Option Plan. The Company's 1992 Stock Option Plan (the "1992 Option Plan"), which was adopted by the Board of Directors on March 31, 1992 and approved by the stockholders on April 7, 1992, provides for the granting over time of non-qualified stock options to acquire up to approximately 1.7 million shares of Class A Common Stock to employees of the Company. Such options will be granted based upon performance and with vesting schedules to be determined at the time of grant.

  The 1992 Option Plan will be administered by a committee of Disinterested Persons as defined in the 1992 Option Plan, which will have the power and authority to determine the employees to whom awards are granted, the number of shares of Class A Common Stock with respect to such awards, and the terms of such awards, including the exercise price of the stock options and any vesting periods.

  Under the 1992 Option Plan, the exercise price of options will not be less than the fair market value of the Class A Common Stock on the date of the grant. Options granted to employees will not be exercisable after the expiration of six years from the date of the grant or such sooner date determined by the committee. The 1992 Option Plan permits, with the consent of the committee and if permitted by the restrictions in the Company's and AmeriSource's financing agreements, the exercise of options by delivery of shares of Class A Common Stock owned by the optionee, by withholding of such shares of Class A Common Stock upon exercise of the option in lieu of or in addition to cash or by financing made available by the Company. The 1992 Option Plan permits the committee to accelerate vesting upon a change of control and to adjust the number and kind of shares subject to options in the event of a reorganization, merger, consolidation, recapitalization, reclassification, stock split, stock dividend or combination of shares. As of December 1, 1994, no options had been granted under the 1992 Option Plan.

  Partners Plan. On December 11, 1990, the Company adopted the AmeriSource Health Distribution Corporation Partners Stock Option Plan (the "Partners Plan") to enable employees of AmeriSource other than the Management Investors to participate in the equity ownership of the Company. An aggregate of 263,158 shares of the Company's Class A Common Stock was originally available under the Partners Plan. On March 2, 1991, options ("Partners Options") for an aggregate of 124,800 shares of Class A Common Stock were granted to 39 optionees, each of whom received options for 3,200 shares. There are currently 115,200 shares subject to options under the Partners Plan held by 36 optionees. Each Partners Option became 100% exercisable on September 30, 1994 at an exercise price of $1.00 per share and must be exercised by December 31, 1994. If a holder of a Partners Option exercises, then he or she must hold the Class A Common Stock so acquired for two years. Certain exceptions to the limits on exercisability and the holding period may be granted in the event of the sale of the Company, the death of the optionee, or a public offering. No further awards will be granted under the Partners Plan. Upon exercise of the Partners Plan options, the holders are subject to tax liability based upon the difference between the exercise price and the estimated $35 per share market value of Distribution Class A Common Stock. To assist holders of Partner Plan options with such tax liability, Distribution has offered to repurchase from such option holders up to 35% of their shares of Class A Common Stock obtained through exercise of their options.

VALUE OF UNEXERCISED OPTIONS AS OF SEPTEMBER 30, 1994

  The following table sets forth information regarding the number and value of unexercised options held by the named executive officers of the Company as of September 30, 1994. None of the named executive officers were granted or exercised any stock options in fiscal 1994.

                          NUMBER OF SHARES COVERED BY
                         OUTSTANDING OPTIONS AND OPTION
                        VALUES AS OF SEPTEMBER 30, 1994

                                                                 (C)
                                       (B)              VALUE OF UNEXERCISED
                              NUMBER OF UNEXERCISED         IN-THE-MONEY
                                   OPTIONS AT                OPTIONS AT
                                 FISCAL YEAR END           FISCAL YEAR END
                            ------------------------- -------------------------
            (A)
           NAME             EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
           ----             ----------- ------------- ----------- -------------
                                       [#]                       [$]
John F. McNamara
 Chairman, President and
Chief Executive Officer....   246,000          0           *            *
David M. Flowers
 Group President--Eastern
 Region....................    72,000          0           *            *
R. David Yost
 Group President--Central
 Region....................    81,000          0           *            *

- - - --------
* As of September 30, 1994, there were less than 65 holders of record of Distribution's common stock. The stock is not actively traded. As a result, there are not any reliable indications of value for the common stock. Although there is no reliable independent indicator of value of the common stock, assuming a $35 per share value of the common stock, Messrs. McNamara, Flowers and Yost would have in-the-money options of $8,580,000, $2,510,000 and $2,825,000, respectively, as of September 30, 1994.

PENSION PLANS

  AmeriSource Corporation Participating Companies Pension Plan. AmeriSource has a pension plan providing for continuation of pension benefit coverage for salaried sales and office employees of AmeriSource previously covered under Alco Standard's Participating Companies Pension Plan. The pension plan also covers other salaried, sales, and office employees of AmeriSource who meet the plan's eligibility requirements. Under AmeriSource's pension plan, the executive officers compensated by AmeriSource are entitled to annual pension benefits at age 65 equal to the number of years of credited service multiplied by 1% of average annual compensation earned during the consecutive three years within the last ten years of participation in the pension plan which yield the highest average.

  All pension plan costs are paid by AmeriSource and the pension plan, and benefits are funded on an actuarial basis. Compensation earned by executive officers for purposes of the plan includes salaries and bonuses set forth in the cash compensation table under "Executive Compensation" above, except that compensation recognized under the plan may not exceed $200,000, with adjustments for inflation, as required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code, as amended (the "Code"). For 1993, the compensation limit was $235,840.

  The years of credited service (with AmeriSource, predecessor companies or Alco Standard) as of October 1, 1994 for each of the current officers of the Company were John F. McNamara--13 years; Robert D. Gregory--14 years; David M. Flowers--18.75 years; R. David Yost--20.08 years; Teresa T. Ciccotelli--9.25 years; John A. Kurcik--16 years; J. Michael McNamara--10 years; Robert E. McHugh--3.25 years; and Kurt J. Hilzinger--3.58 years.

  As required by ERISA and the Code, the pension plan limits the maximum annual benefits payable at Social Security retirement age as a single life annuity to the lesser of $90,000, with cost-of-living adjustments, or 100% of a plan participant's average total taxable earnings during his highest three consecutive calendar years of participation, subject to certain exceptions for benefits which accrued prior to September 30, 1988. For 1993, the annual benefit limit was $115,641.

  Supplemental Retirement Plan. AmeriSource also has a Supplemental Retirement Plan (the "Supplemental Plan"). Coverage under the Supplemental Plan is limited to participants in AmeriSource's pension plan whose benefits under the pension plan are limited due to (a) restrictions imposed by the Code on the amount of benefits to be paid from a tax-qualified plan, (b) restrictions imposed by the Code on the amount of an employee's compensation that may be taken into account in calculating benefits to be paid from a tax-qualified plan, or (c) any reductions in the amount of compensation taken into account under the pension plan due to an employee's participation in certain deferred compensation plans sponsored by AmeriSource or one of its subsidiaries. The Supplemental Plan provides for a supplement to the annual pension paid under AmeriSource's pension plan to participants who attain early or normal retirement under such pension plan or who suffer a total and permanent disability while employed by AmeriSource or one of its subsidiaries and to the pre-retirement death benefits payable under the pension plan on behalf of such participants who die with a vested interest in AmeriSource's pension plan. The amount of the supplement will be the difference, if any, between the pension or pre-retirement death benefit paid under AmeriSource's pension plan and that which would otherwise have been payable but for the restrictions imposed by the Code and any reduction in the participant's compensation for purposes of AmeriSource's pension plan due to his participation in certain deferred compensation plans of AmeriSource or one of its subsidiaries.

  The following table shows estimated annual retirement benefits that would be payable to participants under AmeriSource's pension plan and, if applicable, the Supplemental Plan, upon normal retirement at age 65 under various assumptions as to final average annual compensation and years of credited service and on the assumption that benefits will be paid in the form of a single life annuity. The benefit amounts listed are not subject to any deduction for Social Security benefits.

                     ESTIMATED ANNUAL RETIREMENT BENEFITS

                                                    YEARS OF CREDITED SERVICE
                                                 -------------------------------
                 FINAL AVERAGE
                  COMPENSATION                     10      20      30      35
                 -------------                   ------- ------- ------- -------
$ 50,000........................................ $ 5,000 $10,000 $15,000 $17,500
 100,000........................................  10,000  20,000  30,000  35,000
 150,000........................................  15,000  30,000  45,000  52,500
 200,000........................................  20,000  40,000  60,000  70,000
 250,000........................................  25,000  50,000  75,000  87,500
 300,000........................................  30,000  60,000  90,000 105,000
 500,000........................................  50,000 100,000 150,000 175,000
 600,000........................................  60,000 120,000 180,000 210,000
 700,000........................................  70,000 140,000 210,000 245,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee of the Board of Directors during fiscal 1994 was composed of John F. McNamara, Bruce C. Bruckmann and Barton J. Winokur. Mr. McNamara is Chairman, President and Chief Executive Officer of the Company and AmeriSource. Mr. Winokur is a partner of Dechert Price & Rhoads which performed legal services for the Company and AmeriSource during fiscal 1994.

OTHER FORMS OF COMPENSATION

  Employee Investment Plan. In fiscal year 1986, AmeriSource adopted a stock participation plan pursuant to Section 401(k) of the Code, which plan was amended and restated as a 401(k) Employee Investment Plan (the "EIP") effective January 1, 1989. Participation in the EIP is generally available to salaried, office, sales and certain hourly employees of AmeriSource. As of December 31, 1993, participation in the EIP was available to approximately 1,922 employees, of whom approximately 1,360 were participants. A participant may contribute to the EIP between 2% and 6% of his or her salary on a "before-tax" basis, entitling the participant to contributions by his or her employer in an amount equal to one-half of the participant's contributions. Highly compensated employees, as defined by the Code, may receive matching employer contributions of less than one-half of their participant contributions made after April 1, 1993. An additional employer matching contribution, in an amount to be determined by AmeriSource but not to exceed one-half of the participant's contributions, may be made to the EIP. The combined amount of employer matching contributions for the plan year ending December 31, 1993 was 50% of each participant's contribution. For calendar years 1992 and 1993, a participant's contributions could not exceed $8,728 and $8,994 per year, respectively. The cost of the matching employer contributions is ultimately charged to the division or subsidiary of AmeriSource employing the participant. Matching employer contributions to the EIP are held in trust and vest to the benefit of the participant over a period of five years, measured from the date the participant's employment commenced (as long as the participant continues as an employee). The EIP is administered by trustees who have selected six mutual funds managed by Fidelity Investments among which participants may direct the investment of their entire account balances.

  Deferred Compensation Plan. In September 1985, AmeriSource adopted a deferred compensation plan (the "1985 Deferred Compensation Plan") which permitted eligible employees of AmeriSource to defer a portion of their compensation during a period of up to 48 months after October 1, 1985 and, in return, to receive retirement or survivor benefits, and in certain circumstances, disability insurability. The amount of the benefits the participant will be entitled to receive is based on the total number of years the participant remains employed by AmeriSource or an affiliated company. A participant's interest in the benefits vests over a period of five years. Mr. McNamara is a participant in the 1985 Deferred Compensation Plan. Assuming Mr. McNamara retired from employment with AmeriSource at or after age 65, his monthly retirement benefits under the 1985 Deferred Compensation Plan would be $2,901, payable over a 15-year period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  All of the shares of common stock of AmeriSource are owned by the Company.

  The following table sets forth as of December 15, 1994 certain information regarding the ownership of the Company's voting stock (assuming exercise of options exercisable currently or within 60 days of December 15, 1994, all of the Company's common stock (assuming exercise of options exercisable currently or within 60 days of December 15, 1994), and all of the Company's common stock (assuming exercise of all options), by each of the Company's directors, all directors and officers as a group, all members of management as a group and each person who is known by the Company to beneficially own five percent or more of the Company's voting stock (assuming the exercise of options exercisable currently or within 60 days of December 15, 1994).

                                        NUMBER OF
                                          VOTING    PERCENT  NUMBER OF   PERCENT
                                          SHARES      OF       SHARES      OF
                                       BENEFICIALLY VOTING  BENEFICIALLY   ALL
                                          OWNED     SHARES     OWNED     SHARES
                                       ------------ ------- ------------ -------
DIRECTORS AND EXECUTIVE OFFICERS:
David M. Flowers(1)..................      72,000     6.3%      72,000     1.4%
John F. McNamara(1)..................     246,000    21.4      246,000     4.9
Barton J. Winokur....................       5,000      *         5,000      *
R. David Yost(1).....................      81,000     7.1       81,000     1.6
Bruce C. Bruckmann(2)................         570      *        23,496      *
Harold O. Rosser, II(2)..............         267      *        11,013      *
All directors and executive officers
 as a group
 (6 persons)(3)......................     404,837    35.3      438,509     8.7
Management Investors(4)..............   1,006,600    87.7    1,006,600    19.9
OTHER VOTING 5% STOCKHOLDERS:
399 Venture Partners Inc. ("VPI")(5).      79,636     6.7%   3,396,974    67.3%

- - - --------
 * Less than 1%.
(1) Pursuant to the AmeriSource Distribution Corporation and Subsidiaries Employee Stock Purchase Plan ("Distribution Plan"), Messrs. Flowers, McNamara and Yost received options, with limitations on exercise, to acquire 50,000, 150,000 and 50,000 shares, respectively, of the Company's voting stock. Pursuant to the AmeriSource Distribution Corporation 1991 Stock Option Plan ("1991 Option Plan"), Messrs. Flowers, McNamara and Yost received options, with limitations on exercise, to acquire 22,000, 96,000 and 31,000 shares, respectively, of the Company's voting stock. Of these amounts, Messrs. Flowers, McNamara and Yost have the right to exercise, currently or within 60 days of December 15, 1994, options to acquire 72,000, 246,000 and 81,000 shares, respectively.
(2) Messrs. Bruckmann and Rosser disclaim beneficial ownership relating to the 79,636 shares of voting stock and 3,396,974 shares of non-voting stock held by VPI.
(3) These figures include 5,837 shares of Company's voting stock and 33,672 shares of Company's non-voting stock owned currently by directors and officers. Pursuant to the Distribution Plan and the 1991 Option Plan, officers received options, with limitations on exercise, to acquire 250,000 shares and 149,000 shares, respectively, of Company's voting stock, all of which are exercisable currently.
(4) These figures include 60,812.5 shares of the Company's voting stock owned currently by Management Investors. Pursuant to the Distribution Plan, the 1991 Option Plan, and the AmeriSource Distribution Corporation Partners Stock Option Plan ("Partners Plan"), Management Investors received options, with limitations on exercise, to acquire 511,687.5 shares, 328,500 shares and 105,600 shares, respectively, of the Company's voting stock. Of these amounts, Management Investors have the right to exercise, currently or within 60 days of December 15, 1994, options to acquire 511,687.5 shares, 328,500 shares and 105,600 shares pursuant to the Distribution Plan, the 1991 Option Plan and the Partners Plan, respectively.

(5) VPI disclaims beneficial ownership as to 2,064 shares of voting stock and 82,962 shares of non-voting stock held by investors currently or previously affiliated with VPI. VPI's address is 1209 Orange Street, Wilmington, Delaware 19801. VPI is a wholly-owned, indirect subsidiary of Citicorp. Pursuant to a prior agreement, the Company will repurchase for $1.00 per share, 116,362.5 shares and 337,500 shares from VPI upon exercise of options pursuant to the Distribution Plan and the 1991 Option Plan, respectively, for reissuance to management investors in connection with their exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On July 26, 1993, Distribution issued $126.5 million principal amount of 11 1/4% Senior Debentures due 2005 (the "Senior Debentures") in a public offering. Substantially all the net proceeds of the offering (approximately $122 million) were applied to redeem debt of Distribution issued in connection with the acquisition of AmeriSource by Distribution in 1988 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon through the date of redemption.

  On July 26, 1993, Distribution redeemed the Senior Subordinated Debentures and the Junior Subordinated Dentures. As of July 26, 1993, the Company had outstanding $21.7 million principal amount of Senior Subordinated Debentures and $39.2 million principal amount of Junior Subordinated Debentures. On the date of redemption, VPI owned approximately $21.3 million principal amount of Senior Subordinated Debentures and $37.9 million principal amount of Junior Subordinated Debentures, certain investors currently or previously affiliated with VPI owned $0.4 million principal amount of Senior Subordinated Debentures and $0.8 million principal amount of Junior Subordinated Debentures and the Management Investors owned $0.5 million principal amount of Junior Subordinated Debentures. All the amounts set forth above include accrued and unpaid interest. As a result of the redemption of the Senior Subordinated Debentures and the Junior Subordinated Debentures, VPI, certain investors currently or previously affiliated with VPI and the Management Investors were paid $59.2 million, $1.2 million and $0.5 milliion, respectively.

  In the first quarter of fiscal 1995, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). As contemplated by the Receivables Program, the Company formed and capitalized ARC through a contribution of $40 million. Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates") representing a right to receive a variable principal amount. Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Trade Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate of Bankers Trust Company and (b) the federal funds rate plus 50 basis points or (ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points. The interest rates for the Certificates are subject to step-ups to a maximum amount of an additional 100 basis points over the otherwise applicable rate.

  At the same time that it entered into the Trade Receivables Transaction, the Company and its senior lenders amended its existing Revolving Credit Agreement. Among other things, the Amended and Restated Credit Agreement: (i) extended the term of the Credit Agreement until January 3, 2000; (ii) established the amount the Company may borrow at $380 million; (iii) reduced the initial borrowing rate to LIBOR plus 225 basis points and provided interest rate stepdowns upon the occurrence of certain events; (iv) modified the borrowing base availability from inventory and receivable based to inventory based; and (v) increased the Company's and Distribution's ability to make acquisitions and pay dividends.

  Contemporaneously with the consummation of the Trade Receivables Transaction and the execution of the Amended and Restated Credit Agreement, the Company called for optional redemption all of the outstanding Notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995.

  During fiscal years 1992, 1993 and 1994, Dechert Price & Rhoads performed, and currently does perform, legal services for the Company and AmeriSource. Barton J. Winokur, a partner of Dechert Price & Rhoads and a director of the Company and AmeriSource, owns 5,000 shares of the Class A Common Stock of the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES.

  Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                            PAGE
                                                                            ----
Amerisource Corporation and Subsidiaries
Report of Ernst & Young LLP, independent auditors.........................   25
Consolidated Balance Sheets as of September 30, 1994 and 1993.............   26
Consolidated Statements of Operations for the fiscal years ended September
 30, 1994, 1993 and 1992..................................................   28
Consolidated Statements of Changes in Stockholder's Equity for the fiscal
 years ended September 30, 1994, 1993 and 1992............................   29
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 1994, 1993 and 1992..................................................   30
Notes to Consolidated Financial Statements................................   31
AmeriSource Distribution Corporation and Subsidiaries (parent of
AmeriSource Corporation) Report of Ernst & Young LLP, independent
auditors..................................................................   44
Consolidated Balance Sheets as of September 30, 1994 and 1993.............   45
Consolidated Statements of Operations for the fiscal years ended September
 30, 1994, 1993 and 1992..................................................   47
Consolidated Statements of Changes in Stockholders' Equity for the fiscal
 years ended September 30, 1994, 1993 and 1992............................   48
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 1994, 1993 and 1992..................................................   49
Notes to Consolidated Financial Statements................................   50

  Financial Statement Schedules: The following financial statement schedules are submitted in response to Item 14(a)(2) and Item 14(d):

AmeriSource Corporation and Subsidiaries
 Schedule VIII--Valuation and Qualifying Accounts.......................... S-1
AmeriSource Distribution Corporation and Subsidiaries (parent of
 AmeriSource Corporation)
 Schedule III--Condensed Financial Information of Distribution as of and
              for the fiscal years ended September 30, 1994 and 1993....... S-2
 Schedule VIII--Valuation and Qualifying Accounts.......................... S-4

  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) List of Exhibits.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation of Distribution, as amended.
  3.2    By-Laws of Distribution (incorporated by reference to Exhibit 3.2 to
         Distribution's Registration Statement on Form S-1, Amendment No. 1,
         Registration No. 33-44244).
  3.3    Certificate of Incorporation of AmeriSource, as amended.
  3.4    By-laws of AmeriSource (incorporated by reference to Exhibit 3.4 to
         Distribution's and AmeriSource's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1989).
  4.1    Form of Indenture, dated as of September 25, 1989, between the former
         AmeriSource Distribution Corporation, previously known as AHSC
         Acquisition Corp. ("Acquisition") and Mellon Bank, N.A., as trustee relating to the Senior Subordinated Notes due 1999 of Acquisition (the
         "Senior Subordinated Notes") including the form of Senior Subordinated
         Note (incorporated by reference to Exhibit 4.6 to Amendment No. 4, filed September 15, 1989, to the Registration Statement on Form S-1,
         Registration No. 33-27835).
  4.2    Indenture, dated as of May 30, 1986, between AmeriSource and Bankers
         Trust Company, as trustee relating to the 6 1/4% Convertible
         Subordinated Debentures due 2001 of AmeriSource (the "Convertible
         Debentures") including the form of Convertible Debenture (incorporated by reference to Exhibit 4 to AmeriSource's Current Report, dated July
         1, 1986, on Form 8-K).
  4.3    First Supplemental Indenture, dated as of October 30, 1989, to
         Indenture, dated as of September 25, 1989 (incorporated by reference to Exhibit 4.21 to Distribution's and AmeriSource's Annual Report on
         Form 10-K for the fiscal year ended September 30, 1989).
  4.4    Second Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of September 25, 1989 (incorporated by reference to Exhibit 4.22 to Distribution's and AmeriSource's Annual Report on
         Form 10-K for the fiscal year ended September 30, 1989).
  4.5    First Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.23 to Distribution's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.6    Second Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.24 to Distribution's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.7    Indenture dated July 15, 1993 between Distribution and Security Trust
         Company, N.A., as trustee relating to the 11 1/4% Senior Debentures due 2005 (the "Senior Debentures") of Distribution including the form of the Senior Debentures (incorporated by reference to Exhibit 4 to
         Distribution's and AmeriSource's Form 10-Q for the quarter ended June
         30, 1993).
  4.8    Indenture, dated as of March 31, 1994, between AmeriSource and Bankers
         Trust Company, as Trustee relating to the 41 1/2% Senior Subordinated
         Notes due 1999, Series A (incorporated by reference to Exhibit 4 to
         Distribution's and AmeriSource's Form 10-Q for the quarter ended March
         31, 1994).
  4.9    Agreement, dated as of April 28, 1994 by and among AmeriSource W. R.
         Huff Asset Management Co., L.P. and certain holders of AmeriSource's
         14 1/2% Senior Subordinated Notes due 1999 (incorporated by reference to Exhibit 4 to Distribution's and AmeriSource's Form 10-Q for the
         quarter ended March 31, 1994).
  4.10   Amended and Restated Credit Agreement, dated as of December 13, 1994 among AmeriSource, General Electric Capital Corporation individually and as agent, Bankers Trust Company, as co-agent, and the banks and other financial institutions named therein.
  4.11   Receivables Purchase Agreement, dated as of December 13, 1994 between
         AmeriSource Corporation, as Seller and AmeriSource Receivables
         Corporation, as Purchaser.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  4.12   AmeriSource Receivables Master Trust Pooling and Servicing Agreement,
         dated as of December 13, 1994 among AmeriSource Receivables
         Corporation, as transferor, AmeriSource Corporation, as the initial
         Servicer, and Manufacturers and Traders Trust Company, as Trustee.
  4.13   Revolving Certificate Purchase Agreement, dated as of December 13,
         1994 among AmeriSource Receivables Corporation, AmeriSource
         Corporation, The Revolving Purchasers and Bankers Trust Company, as
         Agent and Revolving Purchaser.
  4.14   Series 1994-1 Supplement to Pooling and Servicing Agreement, dated as of December 13, 1994 among AmeriSource Receivables Corporation, as transferor, AmeriSource Corporation, as initial Servicer, and
         Manufacturers and Traders Trust Company, as Trustee.
 10.1    Stock Purchase and Stockholders' Agreement, dated December 29, 1988, among Drexel Burnham Lambert Incorporated, the other purchasers named therein, Distribution and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-
         1, Registration No. 33-27835, filed March 29, 1989).
 10.2    Stock Purchase Agreement, dated as of December 29, 1988, among
         Distribution, Anthony C. Howkins, The NTC Group, Inc., Barton J.
         Winokur and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1,
         Registration No. 33-27835, filed March 29, 1989).
 10.3    AmeriSource Master Pension Plan (incorporated by reference to Exhibit
         10.9 to the Registration Statement on Form S-1, Registration No. 33-
         27835, filed March 29, 1989).
 10.4    AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1,
         Registration No. 33-27835, filed March 29, 1989).
 10.5    AmeriSource 1985 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to AmeriSource's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1985).
 10.6    Distribution and Subsidiaries Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 10.13 to Amendment No. 1, filed
         August 15, 1989, to the Registration Statement on Form S-1,
         Registration No. 33-27835).
 10.7    Form of Securities Purchase and Holders Agreement among Distribution,
         Citicorp Venture Capital Ltd. and a Management Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 1, filed August 15,
         1989, to the Registration Statement on Form S-1, Registration No. 33-
         27835).
 10.8    Form of Subordinated Debt Purchase Agreement between Distribution and a Management Investor (incorporated by reference to Exhibit (c)(5) to
         Amendment No. 1, filed August 15, 1989, to the Schedule 13E-3).
 10.9    Form of Non-qualified Stock Option Plan Agreement between Distribution and a Management Investor (incorporated by reference to Exhibit (c)(4)
         to Amendment No. 1, filed August 15, 1989, to the Schedule 13E-3).
 10.10   Form of Take-Along and Registration Rights Agreement between
         Distribution and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.19 to Amendment No. 2, filed September 7, 1989, to the Registration Statement on Form S-1, Registration No. 33-27835).
 10.11   Distribution 1991 Stock Option Plan (incorporated by reference to
         Exhibit 10.33 to Distribution's Registration Statement on Form S-1,
         Amendment No. 1, Registration No. 33-44244).
 10.12   Distribution 1992 Stock Option Plan (incorporated by reference to
         Exhibit 10.34 to Distribution's Registration Statement on Form S-1,
         Amendment No. 1, Registration No. 33-44244).
 10.13   Agreement, dated October 14, 1994, among certain manufacturers and wholesalers of prescription products, including AmeriSource
         Corporation.
 11      Not Applicable.
 12      Not Applicable.
 13      Not Applicable.
 16      Not Applicable.
 18      Not Applicable.
 19      Not Applicable.

 EXHIBIT
 NUMBER                   DESCRIPTION
 -------                  -----------
 21      Subsidiaries of AmeriSource and Distribution.
 23      Not Applicable.
 24      Not Applicable.
 28      Not Applicable.
 29      Not Applicable.

- - - --------
 * Copies of the exhibits will be furnished to any security holder of AmeriSource or Distribution upon payment of the reasonable cost of reproduction.

(b) Reports on Form 8-K.

  Neither AmeriSource nor Distribution filed a Current Report on Form 8-K during the fiscal quarter ended September 30, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AmeriSource Corporation


Date: December 22, 1994                    By:       /s/ John A. Kurcik
                                              ---------------------------------
                                                      (JOHN A. KURCIK)
                                                       VICE PRESIDENT
                                              (PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON DECEMBER 22, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                               TITLE
              ---------                               -----

        /s/ John F. McNamara                  Chairman, President
- - - -------------------------------------          and Chief Executive
         (JOHN F. MCNAMARA)                    Officer (Principal
                                               Executive Officer
                                               and Principal
                                               Financial Officer)

                                              Director
- - - -------------------------------------
        (BRUCE C. BRUCKMANN)

        /s/ Richard C. Gozon                  Director
- - - -------------------------------------
         (RICHARD C. GOZON)

       /s/ Lawrence C. Karlson                Director
- - - -------------------------------------
        (LAWRENCE C. KARLSON)

        /s/ Harold O. Rosser                  Director
- - - -------------------------------------
         (HAROLD O. ROSSER)

          /s/ George Strong                   Director
- - - -------------------------------------
           (GEORGE STRONG)

        /s/ Barton J. Winokur                 Director
- - - -------------------------------------
         (BARTON J. WINOKUR)

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AmeriSource Distribution Corporation


Date: December 22, 1994                    By:       /s/ John A. Kurcik
                                              ---------------------------------
                                                      (JOHN A. KURCIK)
                                                       VICE PRESIDENT
                                              (PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON DECEMBER 22, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                               TITLE
              ---------                               -----

        /s/ John F. McNamara                  Chairman, President
- - - -------------------------------------          and Chief Executive
         (JOHN F. MCNAMARA)                    Officer (Principal
                                               Executive Officer
                                               and Principal
                                               Financial Officer)

                                              Director
- - - -------------------------------------
        (BRUCE C. BRUCKMANN)

        /s/ Richard C. Gozon                  Director
- - - -------------------------------------
         (RICHARD C. GOZON)

       /s/ Lawrence C. Karlson                Director
- - - -------------------------------------
        (LAWRENCE C. KARLSON)

        /s/ Harold O. Rosser                  Director
- - - -------------------------------------
         (HAROLD O. ROSSER)

          /s/ George Strong                   Director
- - - -------------------------------------
           (GEORGE STRONG)

        /s/ Barton J. Winokur                 Director
- - - -------------------------------------
         (BARTON J. WINOKUR)

                    AMERISOURCE CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

- - - -------------------------------------------------------------------------------------
         COL. A             COL. B            COL. C             COL. D      COL. E
- - - -------------------------------------------------------------------------------------
                                             ADDITIONS
                                     -------------------------
                          BALANCE AT CHARGED TO   CHARGED TO               BALANCE AT
                          BEGINNING  COSTS AND  OTHER ACCOUNTS DEDUCTIONS-   END OF
      DESCRIPTION         OF PERIOD   EXPENSES    -DESCRIBE    DESCRIBE(1)   PERIOD
- - - -------------------------------------------------------------------------------------
AMERISOURCE CORPORATION
 AND SUBSIDIARIES
- - - ------------------------
YEAR ENDED SEPTEMBER 30,
 1994
 Allowance for doubtful
  accounts..............  $7,681,000 $4,612,000                $2,923,000  $9,370,000
                          ========== ==========                ==========  ==========
YEAR ENDED SEPTEMBER 30,
 1993
 Allowance for doubtful
  accounts..............  $6,952,000 $3,186,000                $2,457,000  $7,681,000
                          ========== ==========                ==========  ==========
YEAR ENDED SEPTEMBER 30,
 1992
 Allowance for doubtful
  accounts..............  $7,627,000 $3,443,000                $4,118,000  $6,952,000
                          ========== ==========                ==========  ==========

- - - --------
(1) Accounts written off during year, net of recoveries.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AMERISOURCE DISTRIBUTION CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                          SEPTEMBER 30, 1994 SEPTEMBER 30, 1993
                                          ------------------ ------------------
                                     ASSETS
Cash.....................................     $      38           $     38
Receivable from AmeriSource Corporation..        15,300              7,373
Deferred financing costs and other.......         4,964              5,343
Investment at equity in AmeriSource Cor-
 poration (accumulated losses of
 AmeriSource in excess of investment)....      (171,472)            28,908
                                              ---------           --------
                                              $(151,170)          $ 41,662
                                              =========           ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued Expenses.........................     $   5,543           $  5,593
Long-Term Debt
  Senior debentures......................       144,013            129,109
Stockholders' Equity
  Common Stock, $.01 par value
    Class A (Voting and convertible):
     30,000,000 shares authorized;
     180,387 1/2 shares issued...........             2                  2
    Class B (Non-voting and convertible):
     30,000,000 shares authorized;
     4,400,300 shares issued.............            44                 44
    Class C (Non-voting and convertible):
     2,000,000 shares authorized; 500,000
     shares issued.......................             5                  5
  Capital in excess of par value.........         4,775              4,775
  Retained earnings (deficit)............      (304,984)           (97,313)
  Cost of common stock in treasury.......          (568)              (553)
                                              ---------           --------
                                               (300,726)           (93,040)
                                              ---------           --------
                                              $(151,170)          $ 41,662
                                              =========           ========

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      AMERISOURCE DISTRIBUTION CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                 FISCAL             FISCAL
                                               YEAR ENDED         YEAR ENDED
                                           SEPTEMBER 30, 1994 SEPTEMBER 30, 1993
                                           ------------------ ------------------
Revenues.................................      $                   $     65
Administrative expenses..................            104                430
Interest expense.........................         15,338             20,273
                                               ---------           --------
(Loss) Before Taxes, Extraordinary Items,
 Cumulative Effects of Accounting Changes
 and Equity in Net Income (Loss) of
 Subsidiary..............................        (15,442)           (20,638)
Equity in net income (loss) of subsidiary
 before extraordinary items and
 cumulative effects of accounting
 changes.................................       (172,241)             6,590
Income tax (benefit).....................        (15,266)            (6,574)
                                               ---------           --------
(Loss) Before Extraordinary Items and
 Cumulative Effects of Accounting
 Changes.................................       (172,417)            (7,474)
Extraordinary Charge--early retirement of
 debt, net of income tax benefit.........           (656)           (11,890)
Extraordinary Credits:
 Reduction of income tax provision of
  subsidiary from carryforward of prior
  year operating losses..................                               484
 Reduction of income tax provision of
  Distribution from carryforward of
  prior year operating losses............                               262
Cumulative effect of change in accounting
 for postretirement benefits other than
 pensions................................         (1,199)
Cumulative effect of change in accounting
 for income taxes........................        (33,399)
                                               ---------           --------
   Net (Loss)............................      $(207,671)          $(18,618)
                                               =========           ========
(Loss) Per Share
 (Loss) Before Extraordinary Items and
  Cumulative Effects of Accounting
  Changes................................      $  (34.48)          $  (1.49)
 Extraordinary Items.....................           (.13)             (2.23)
 Cumulative Effect of Change in
  Accounting for Postretirement Benefits
  Other Than Pensions....................           (.24)
 Cumulative Effect of Change in
  Accounting for Income Taxes............          (6.68)
                                               ---------           --------
   Net (Loss)............................      $  (41.53)          $  (3.72)
                                               =========           ========

                               ----------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                FISCAL             FISCAL
                                              YEAR ENDED         YEAR ENDED
                                          SEPTEMBER 30, 1994 SEPTEMBER 30, 1993
                                          ------------------ ------------------
OPERATING ACTIVITIES
 Net (loss)..............................     $(207,671)         $ (18,618)
 Adjustments to reconcile net (loss) to
  net cash provided by (used in)
  operating activities:
   Amortization..........................           434                 78
   Equity in net (income) loss of
    subsidiary...........................       207,728             (1,190)
   Loss on early retirement of debt......                            6,787
   Debentures issued in lieu of payment
    of interest..........................        14,904             20,378
   Income tax benefit invested in
    AmeriSource Corporation..............        (7,348)            (5,127)
   Changes in operating assets and
    liabilities:
     Receivable from AmeriSource
      Corporation........................        (7,927)            (3,083)
     Accrued expenses....................           (50)                63
     Deferred compensation...............                             (539)
     Miscellaneous.......................            10               (300)
                                              ---------          ---------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES...............            80             (1,551)
FINANCING ACTIVITIES
 Long-term debt borrowings...............                          126,500
 Long-term debt repayments...............                         (120,134)
 Deferred financing costs................           (55)            (5,140)
 Capital contribution....................                              346
 Repurchase of stock options.............           (10)               (18)
 Purchases of treasury stock.............           (15)                (3)
                                              ---------          ---------
     NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES...............          (80)              1,551
INCREASE IN CASH.........................           -0-                -0-
Cash at beginning of year................            38                 38
                                              ---------          ---------
CASH AT END OF YEAR......................     $      38          $      38
                                              =========          =========

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

- - - -------------------------------------------------------------------------------------
         COL. A             COL. B            COL. C             COL. D      COL. E
- - - -------------------------------------------------------------------------------------
                                             ADDITIONS
                                     -------------------------
                          BALANCE AT CHARGED TO   CHARGED TO               BALANCE AT
                          BEGINNING  COSTS AND  OTHER ACCOUNTS DEDUCTIONS-   END OF
      DESCRIPTION         OF PERIOD   EXPENSES    -DESCRIBE    DESCRIBE(1)   PERIOD
- - - -------------------------------------------------------------------------------------

AMERISOURCE DISTRIBUTION
 CORPORATION AND
 SUBSIDIARIES (PARENT OF
 AMERISOURCE CORPORATION)
- - - ------------------------
YEAR ENDED SEPTEMBER 30,
 1994
 Allowance for doubtful
  accounts..............  $7,681,000 $4,612,000                $2,923,000  $9,370,000
                          ========== ==========                ==========  ==========
YEAR ENDED SEPTEMBER 30,
 1993
 Allowance for doubtful
  accounts..............  $6,952,000 $3,186,000                $2,457,000  $7,681,000
                          ========== ==========                ==========  ==========
YEAR ENDED SEPTEMBER 30,
 1992
 Allowance for doubtful
  accounts..............  $7,627,000 $3,443,000                $4,118,000  $6,952,000
                          ========== ==========                ==========  ==========

- - - --------
(1) Accounts written off during year, net of recoveries.

                                     (ART)

                            AMERISOURCE CORPORATION
                     AmeriSource Distribution Corporation
                      P.O. Box 959 Valley Forge, PA 19482
                                 610.296.4480

                        Cover Printed on Recycled Paper