Form 10-Q/A
period 1994-12-31
AMERISOURCE CORP
filed 1995-04-07
CIK 731269

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

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
                    ---------------------------------------
                             (dollars in thousands)


                                                December 31,  September 30,
ASSETS                                              1994          1994
- ------                                          ------------  -------------

Current Assets
      Cash                                          $ 29,287       $ 25,273
      Restricted cash                                  6,748
      Accounts receivable less
        allowance for doubtful
        accounts:  12/94 - $11,986;
        9/94 - $9,370                                302,765        272,281
      Merchandise inventories                        514,480        351,676
      Prepaid expenses and other                       2,549          2,442
                                                    --------       --------
            Total current assets                     855,829        651,672



Property and Equipment, at cost                       68,832         67,598
      Less accumulated depreciation                   27,618         26,416
                                                    --------       --------
                                                      41,214         41,182


Deferred financing costs and other,
  less accumulated amortization:
   12/94 - $814;  9/94 - $6,727                       12,919         13,101
                                                    --------       --------
                                                    $909,962       $705,955
                                                    ========       ========



See notes to consolidated financial statements.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ----------------------------------------
                             (dollars in thousands)



                                            December 31,   September 30,
LIABILITIES AND STOCKHOLDER'S EQUITY            1994            1994
- ------------------------------------        -------------  --------------
Current Liabilities
     Current portion of other debt             $     116       $     133
     Accounts payable                            473,757         449,991
     Accrued expenses                             37,311          22,047
     Accrued income taxes                         19,254          19,542
     Deferred income taxes                        32,366          32,366
                                               ---------       ---------
          Total current liabilities              562,804         524,079


Long-Term Debt
     Revolving credit facility                   147,041         175,897
     Receivables securitization financing        202,000
     Senior subordinated notes                   166,134         166,134
     Other debt                                    1,308           1,293
     Convertible subordinated debentures             238             238
                                               ---------       ---------
                                                 516,721         343,562

Other Liabilities
     Deferred compensation                           528             522
     Other                                         9,231           9,264
                                               ---------       ---------
                                                   9,759           9,786

Stockholder's Equity
     Common stock, $.01 par value:
      1,000 shares authorized and issued               1               1
     Capital in excess of par value               85,398          85,398
     Retained earnings (deficit)                (264,721)       (256,871)
                                               ---------       ---------
                                                (179,322)       (171,472)
                                               ---------       ---------
                                               $ 909,962       $ 705,955
                                               =========       =========



See notes to consolidated financial statements.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ----------------------------------------
                             (dollars in thousands)



                                                Three Months Ended
                                                   December 31
                                             ------------------------
                                                1994         1993
                                             -----------  -----------

Revenues                                     $1,157,100   $1,045,776

Costs and expenses
   Cost of goods sold                         1,093,863      991,777
   Selling and administrative                    39,571       34,386
   Depreciation                                   1,700        1,589
   Interest                                      13,258       11,567
                                             ----------   ----------
                                              1,148,392    1,039,319

Income before taxes, extraordinary items
   and cumulative effects of accounting
   changes                                        8,708        6,457
Taxes on income                                   4,809        2,835
                                             ----------   ----------

Income before extraordinary items and
   cumulative effects of accounting
   changes                                        3,899        3,622
Extraordinary charges - early retirement
   of debt, net of income tax benefits          (11,749)        (442)
Cumulative effect of change in accounting
   for postretirement benefits other than
   pensions                                                  (1,199)
Cumulative effect of change in accounting
   for income taxes                                          (33,846)
                                             ----------   ----------
         Net (loss)                          $   (7,850)  $  (31,865)
                                             ==========   ==========




See notes to consolidated financial statements.

                    AMERISOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ----------------------------------------
                             (dollars in thousands)


                                               Three Months Ended
                                                  December 31,
                                             -----------------------
                                                1994          1993
                                             -----------------------

OPERATING ACTIVITIES
 Net (loss)                                $  (7,850)      $ (31,865)
 Adjustments to reconcile
  net (loss) to net cash
  (used in) operating activities:
  Depreciation                                 1,700           1,589
  Amortization                                   704           2,134
  Provision for losses on
   accounts receivable                         2,737             961
  (Gain) on disposal of
   property and equipment                        (26)             (8)
  Loss on early retirement
   of debt                                    15,426             679
  Cumulative effects of
   accounting changes                                         35,045
  Changes in operating
   assets and liabilities:
   Restricted cash                            (6,748)
   Accounts receivable                       (33,221)        (34,080)
   Merchandise inventories                  (162,804)        (51,104)
   Prepaid expenses                             (107)            429
   Accounts payable,
    accrued expenses and
    income taxes                              28,774          31,609
  Miscellaneous                                  307            (637)
                                           ---------       ---------
    NET CASH (USED IN)
    OPERATING ACTIVITIES                    (161,108)        (45,248)

INVESTING ACTIVITIES
 Capital expenditures                         (3,364)         (1,946)
 Proceeds from sales of
  property and equipment                       1,627              73
                                           ---------       ---------
    NET CASH (USED IN)
    INVESTING ACTIVITIES                      (1,737)         (1,873)

FINANCING ACTIVITIES
 Long-term debt borrowings                   593,505         244,400
 Long-term debt repayments                  (420,393)       (205,893)
 Deferred financing costs                     (6,253)
                                           ---------       ---------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                     166,859          38,507
                                           ---------       ---------

Increase (decrease) in cash                    4,014          (8,614)
Cash at beginning of period                   25,273          27,098
                                           ---------       ---------
CASH AT END OF PERIOD                      $  29,287       $  18,484
                                           =========       =========

See notes to consolidated financial statement.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1   -  Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Corporation (the "Company"). All material intercompany accounts and transactions of the Company have been eliminated in consolidation. The Company is a wholly-owned subsidiary of AmeriSource Health Corporation ("AmeriSource"), formerly AmeriSource Distribution Corporation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1994, the results of operations for the three months ended December 31, 1994 and 1993 and the cash flows for the three months ended December 31, 1994 and 1993 have been included. Earnings (loss) per share are not presented, as all of the Company's issued and outstanding common stock is owned by AmeriSource. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

Note 2   -  Indebtedness and Financial Arrangements

In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates ("the Certificates"). Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate and (b) the federal funds rate plus 50 basis points or (ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 - Indebtedness and Financial Arrangements (continued)

the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points (7.05% at December 31, 1994). The interest rates for the Certificates are subject to the following step-ups: (i) with respect to the ABR tranche (based on the higher of the prime rate or federal funds rate plus 50 basis points), an additional 50 basis points beginning one year after the closing date (December 31, 1994) and (ii) with respect to the LIBOR tranche, an additional 12 1/2 basis points beginning six months after the closing date, an additional 12 1/2 basis points beginning nine months after the closing date, and an additional 75 basis points beginning one year after the closing date. Pursuant to the Receivables Program, on December 13, 1994, the Company sold $305 million in Receivables to ARC in exchange for cash of $201 million and a subordinated note. ARC in turn transferred the Receivables to the master trust for the Certificates and a residual interest in the master trust. The Company has accounted for the transactions contemplated by the terms of the Receivables Purchase Agreement as a sale of Receivables from the Company to ARC and as a financing transaction by ARC on the Company's consolidated financial statements. The Certificates represent fractional undivided interests in the Receivables and other assets of the master trust, and do not otherwise represent recourse obligations of the Company. The assets and liabilities of the master trust have been consolidated with the Company at December 31, 1994. According to its terms, the Receivables Program is expected to liquidate beginning in October 1999, whereupon the payment of the then-outstanding principal of the Certificates will commence. The Certificates are also subject to early liquidation upon the occurence of certain events. In the event of a liquidation, losses on Receivables will first be absorbed by the residual certificate held by ARC and collections on Receivables will first be allocated to make payments of outstanding principal of the Certificates in accordance with their ratable interests in the assets of the master trust, after giving effect to the allocation of losses to the residual interest. Fees of $706,000 incurred through December 31, 1994 in connection with establishing the Receivables Program have been deferred and are being amortized on a straight-line basis over five years. Interest expense on the Certificates during the three months ended December 31, 1994 was $752,000. The $202 million in Certificates outstanding at December 31, 1994 bore interest at 7.05%. Restricted cash of $6,748,000 at December 31, 1994, represents amounts deposited in the master trust from collections on the Receivables, which are designated for specific purposes pursuant to the Receivables Program.

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

The Company has been named as a defendant in a lawsuit based upon alleged injuries and deaths attributable to the product L-Tryptophan. The Company did not manufacture L-Tryptophan; however, prior to an FDA recall, the Company did distribute products containing L-Trypotphan obtained from several of its vendors. The Company believes that it is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to this lawsuit and any other lawsuits involving L-Tryptophan in which the Company may be named in the future. To date, the indemnity to the Company in similar suits has not been in dispute and, the Company believes it is unlikely it will incur any loss as a result of such lawsuits. The Company further believes that its insurance coverage and supplier indemnification are adequate to cover any losses should they occur. The Company has recently been informed that this matter has been settled, without cost to the Company.

                   AMERISOURCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 4  -  Legal Matters and Contingencies (continued)

The Company has received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The notices indicate an aggregate increase in net taxable income for these years of approximately $24 million and relate principally to the deductibility of costs incurred with respect to AmeriSource's acquisition of the Company in 1988. The Company has analyzed these matters with tax counsel and believes it has meritorious defenses to the deficiencies asserted by the Internal Revenue Service. The Company will contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that any amounts assessed will not have a material effect on the financial statements of the Company.

At December 31, 1994, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

Note 5 - Subsequent Equity Transactions

On April 3, 1995, AmeriSource filed a registration statement with respect to a public offering by AmeriSource of up to 7,590,000 shares of Class A common stock, including an over-allotment option of up to 990,000 shares. The net proceeds will be applied to fund the redemption of one-half of AmeriSource's 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through date of redemption. The balance of the net proceeds will be used to fund internal growth and further expansion and for working capital and other general corporate purposes. Prior to the sale of common stock contemplated by the public offering, AmeriSource Distribution Corporation amended its certificate of incorporation to change its corporate name to AmeriSource Health Corporation.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             Results of Operations
                             ---------------------
                             (dollars in thousands)
                             ----------------------


                                           3 Months       3 Months
                                             Ended          Ended
                                         December 31,   December 31,
                                             1994           1993
                                         -------------  -------------
Revenues                                   $1,157,100     $1,045,776
Cost of goods sold                          1,093,863        991,777
                                           ----------     ----------
   Gross profit                                63,237         53,999
Operating expenses:
   Selling and administrative                  39,571         33,010
   Depreciation                                 1,700          1,589
   Amortization of intangibles                                 1,376
                                           ----------     ----------
Operating income                               21,966         18,024
   Interest expense - in cash                  12,593         10,809
   Amortization of deferred
     financing costs                              665            758
                                           ----------     ----------
Income before taxes,
   extraordinary items and
   cumulative effects of
   accounting changes                           8,708          6,457
Taxes on income                                 4,809          2,835
                                           ----------     ----------
Income before extraordinary items and
   cumulative effects of accounting
   changes                                      3,899          3,622
Extraordinary charges - early
   retirement of debt, net of
   income tax benefits                        (11,749)          (442)
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions                               (1,199)
Cumulative effect of change in
   accounting for income taxes                               (33,846)
                                           ----------     ----------
   Net (loss)                              $   (7,850)    $  (31,865)
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

Gross profit in the three months ended December 31, 1994 increased to $63.2 million, an increase of 17.1% from the same quarter of fiscal 1994, due to increased revenues, increased purchase discounts and a greater level of price increases from manufacturers resulting in greater opportunities for forward purchasing. As a percentage of revenues, the gross profit margin for the quarter was 5.47% as compared to 5.16% in the prior year, due primarily to increased purchase discounts and a greater level of price increases from manufacturers resulting in greater opportunities for forward purchasing. The Company is not able to predict whether such opportunities and the resulting favorable impact on the results of operation will continue in the future.

Selling and administrative expenses for the first quarter of fiscal 1995 were $39.6 million compared to $33.0 million for the first quarter of fiscal 1994, an increase of 19.9%. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume as well as start up expenses incurred to open the two new distribution facilities. As a percentage to revenues, selling and administrative expenses were 3.42% in the first quarter compared to 3.16% in the same quarter last year.

The decrease in amortization of intangibles in the first quarter of fiscal 1995 was as a result of the write-off of the value of the excess of cost over net assets acquired ("goodwill"), which the Company recorded in the third quarter of fiscal 1994.

Interest expense payable currently for the three months ended December 31, 1994 of $12.6 million increased $1.8 million compared with interest expense payable currently for the three months ended December 31, 1993. The increase is due primarily to higher interest rates on the Company's variable rate borrowings, partially offset by lower average borrowings. In connection with the Receivables Program, the Company expects to enter into interest rate protection contracts with respect to a majority of the variable rate receivable-based certificates. The weighted average interest rate on the Company's variable rate borrowings during the three months ended December 31, 1994 was 9.0% as compared to 6.7% during the three months ended December 31, 1993.

The income tax provision for the three months ended December 31, 1994 was computed on a regular tax basis and based on an estimate of the full year effective tax rate. The extraordinary charge of $15,426,000, net of a tax benefit of $3,677,000 relates to the amendment of the revolving credit facility agreement and the redemption premium of the 14 1/2% senior subordinated notes and the consequent write-off of unamortized financing fees.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



Liquidity and Capital Resources

Historically, the Company's operating results have generated sufficient cash flows which, together with borrowings under the revolving credit facility and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures and interest currently payable on outstanding debt. Future cash flows are expected to be sufficient to fund capital expenditures and interest currently payable over the near term. The primary sources of the Company's working capital and cash operating requirements are cash flows from operations and borrowings under the Receivables Program and the Credit Agreement.

During the three-month period ended December 31, 1994, the Company's operating activities consumed $161.1 million in cash. The increase of $33.2 million in accounts receivable and the increase of $162.8 million in merchandise inventories offset by the $23.8 million increase in accounts payable accounted for most of the use of funds. The increases in merchandise inventories and accounts payable reflect the timing of seasonal purchases and related payments as well as purchases in anticpation of manufacturer price increases. A portion of the increase in merchandise inventories during the quarter was the result of the opening of the Springfield, Massachusetts and Portland, Oregon distribution facilities. Operating cash uses during the three-month period ended December 31, 1994 included $5.0 million in interest payments and $1.4 million in income tax payments.

Capital expenditures required for the Company's business historically have not been substantial. Capital expenditures for the three months ended December 31, 1994 were $3.4 million and relate principally to the opening of the two new distribution centers and additional investment in management information systems. Capital expenditures for the fiscal year ended September 30, 1995 are projected to approximate $9.5 million.

As a result of the Receivables Program financing in December 1994, borrowings under the Company's revolving credit facility were reduced to $147.0 million at December 31, 1994 (at an average interest rate of 9.0%) from the $175.9 million (at an average interest rate of 8.1%) outstanding at September 30, 1994. Borrowing under the Receivables Program were $202.0 million at December 31, 1994 at an interest rate of 7.05%. In December, 1994, the Company called the senior subordinated notes for redemption. The senior subordinated notes were redeemed on January 12, 1995. At January 31, 1995 borrowings under the Credit Agreement were $344.8 million.

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

The Company wrote-off its goodwill balance of $179.8 million in the third fiscal quarter of 1994. The goodwill was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an
inability to recover the value of goodwill.   Due to persistent competitive
pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.47% in fiscal 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in the Company's indebtedness; and an accumulated deficit in AmeriSource's retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

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

The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximated the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of the Projection. The Company's Projection assumed that, based on industry conditions and competitive pressures, future revenue growth would approximate 12.6% in the near-term, gradually declining to approximately 5% over the longer-term. These assumptions reflected expected benefits in the near-term from continued industry consolidation, and an expectation that manufacturers would continue to increase their reliance on wholesalers in their own cost control measures in the face of healthcare reform. Over the next five to ten year period, growth in revenue was expected to moderate as the industry consolidation trend was completed, and over the long-term (next twenty years), stable growth of 5% was assumed. The gross profit percentage was projected to gradually decline over the projected period from the then current rate of 3.60% in the fiscal year 2000 and to 2.68% in the longer term. The short-term gross profit declines reflected the impact of the worsened trends in 1994 caused by consolidation of certain major competitors and deteriorated gross profit margins from existing contracts with certain group purchasing organizations. The long-term decline in gross profit reflected the Company's belief that continued industry wide competitive pricing pressures would drive margins down, as the consolidated industry attempts to maintain market share. Operating expenses were projected to increase 6% per year in the near-term and 5% per year in the longer-term principally reflecting the Company's expectations regarding inflation. Working capital levels (as a percentage of revenues) were projected to improve as the Company aggressively managed its investment in receivables and inventory over the projected period. For purposes of the Projection, the Company had assumed that it would be able to refinance its current revolving credit facility when it expired in 1996. For purposes of the Projection, the Company assumed that it would be able to increase its variable rate borrowings to finance increasing working capital and interest payment requirements. In order to meet the working capital and interest payment requirements projected in fiscal year 2000, the revolving credit facility would have to be increased to $460 million. Interest rates on the variable rate

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



Liquidity and Capital Resources (continued)

revolving credit facility were assumed to increase to 9.75% to reflect then current expectations of future short-term borrowing rates. The Projection also indicated that cash flow from operations would not be sufficient to satisfy maturities of the Company's and AmeriSource's fixed rate debt obligations, which consisted of the 14 1/2% senior subordinated notes due in fiscal 1998 and fiscal 1999 and the 11 1/4% senior debentures due in fiscal 2005. The Projection assumed that these fixed rate debt obligations would be refinanced at the time of the scheduled maturities at identical interest rates. The Company determined that unless it was able to develop successful strategic, operating or financing initiatives which would change these assumptions, the projected future operating results based on these assumptions represented the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends. The Projection reflected significant cumulative losses indicating that the carrying value of goodwill was not recoverable. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believed the reliability of any projection over such an extended period is highly uncertain, the Projection also indicated that the Company's long-term viability would require modification of its then current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the Projection indicated that in fiscal 1998 cash flow from operations would not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believed and the Projection indicated, that cash flow generated from operations in the near-term (fiscal years 1995 through 1997) would be sufficient to service its then current debt obligations. The Company was unable to provide any assurance that the Company would be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

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





Date:  April 7, 1995
                                /s/ John A. Kurcik
                                ----------------------------
                                John A. Kurcik
                                Vice President, Controller
                                and Assistant Treasurer
                                (Principal Accounting Officer)